Form 10-K
period 2023-12-31
GULFPORT ENERGY CORP
filed 2024-02-28
CIK 874499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File Number 001-19514

Gulfport Energy Corporation
(Exact name of registrant as specified in its charter)

Delaware		86-3684669
(State or other jurisdiction of incorporation or organization)		(I.R.S. Employer Identification No.)
713 Market Drive
Oklahoma City,	Oklahoma	73114
(Address of principal executive offices)		(Zip Code)
(405) 252-4600
(Registrant telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	GPOR	The New York Stock Exchange

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
Smaller reporting company  ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                      ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).              ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.  Yes  ☒    No  ☐
The aggregate market value of our common stock held by non-affiliates on June 30, 2023 was approximately $1.2 billion. As of February 26, 2024, there were 18,191,650 shares of our $0.0001 par value common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Gulfport Energy Corporation’s Proxy Statement for the 2024 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

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

Credit Facility. The Existing Credit Facility, as amended by the Joinder, Commitment Increase and Borrowing Base Redetermination Agreement, and Third Amendment to Credit Agreement dated as of May 1, 2023 and reaffirmed as of October 31, 2023.

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

FASB. Financial Accounting Standards Board.

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

Predecessor Building Loan. Loan agreement for our corporate headquarters scheduled to mature in June 2025.

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

WTI. Refers to West Texas Intermediate.

FORWARD-LOOKING STATEMENTS
This Form 10-K may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that we expect or anticipate will or may occur in the future, including the expected impact of the war in Ukraine and the Israel-Hamas war on our business, our industry and the global economy, estimated future production and net revenues from oil and gas reserves and the present value thereof, future capital expenditures (including the amount and nature thereof), share repurchases, business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of our business and operations, plans, references to future success, reference to intentions as to future matters and other such matters are forward-looking statements.
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
•Our commodity price risk management activities may limit the benefit we would receive from increases in commodity prices and involve risk that our counterparties may be unable to satisfy their obligations to us.
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
As of December 31, 2023, we had 4.2 Tcfe of proved reserves with a Standardized Measure of $2.4 billion and a PV-10 of $2.4 billion. See "Definitions" above for our definition of PV-10 (a non-GAAP financial measure) and "Oil, Natural Gas and NGL Reserves" below for a reconciliation of our standardized measure of discounted future net cash flows (the most directly comparable GAAP measure) to PV-10.
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
Business Strategy
Gulfport aims to create sustainable value through the economic development of our significant resource plays in the Utica/Marcellus and SCOOP operating areas. Our strategy is to develop our assets in a safe, environmentally responsible manner, while generating sustainable cash flow, improving margins and operating efficiencies and returning capital to shareholders. To accomplish these goals, we allocate capital to projects we believe offer the highest rate of return and we deploy leading drilling and completion techniques and technologies in our development efforts. We believe our plan to generate free cash flow on an annual basis will allow us to further strengthen our balance sheet, return capital to shareholders and increase our resource depth through incremental leasehold opportunities that provide optionality to our future development plans.
2024 Outlook
Our 2024 capital expenditure program is expected to be in a range of $380 million to $420 million. In the Utica, we intend to complete drilling on approximately 17 gross (16.4 net) operated horizontal wells and commence sales on approximately 16 gross (15.5 net) operated horizontal wells. In the SCOOP, we intend to complete drilling on approximately five gross (4.1 net) operated horizontal wells and commence sales on three gross (2.4 net) operated horizontal wells. We do not currently have any new Marcellus directed activity budgeted in our 2024 capital expenditure program. We expect to fund these expenditures with our operating cash flow and borrowings under our Credit Facility.
We expect this drilling program to result in approximately 1,045 to 1,080 MMcfe per day of production in 2024.

Additionally, in 2024, we expect continuation of shareholder return actions through our Repurchase Program. During 2023, we repurchased 1.5 million shares for $148.9 million at a weighted average price of $101.53 per share, leaving $250.4 million remaining on our Repurchase Program.
Operating Areas
Utica/Marcellus - The Utica covers hydrocarbon-bearing rock formations located in the Appalachian Basin of the United States and Canada. We have approximately 193,000 net reservoir acres located primarily in Belmont, Harrison, Jefferson and Monroe Counties in eastern Ohio where the Utica ranges in thickness from 600 to over 750 feet. During 2023, we produced approximately 784 MMcfe per day net to our interests in this area and it accounts for approximately 74% of our total production.
The Marcellus covers hydrocarbon bearing rock formations that overlay the Utica. We have identified approximately 17,000 net reservoir acres of our existing leasehold for Marcellus development and have 15 PUD Marcellus locations within our Utica operating area. In 2023 we drilled, completed, and turned to sales two Marcellus wells. Our Marcellus development area is approximately 3,500 to 4,500 feet shallower than the Utica.
SCOOP - The SCOOP is a defined area that encompasses many of the top hydrocarbon producing counties in Oklahoma within the Anadarko Basin. The SCOOP play mainly targets the Devonian to Mississippian aged Woodford, Sycamore and Springer formations. We have approximately 73,000 net reservoir acres (comprised of approximately 41,000 in the Woodford formation and approximately 32,000 in the Springer formation) located primarily in Garvin, Grady and Stephens Counties. The Woodford Shale across our position ranges in thickness from 200 to over 400 feet and directly overlies the Hunton Limestone and underlies the Sycamore formation, both of which are also locally productive reservoirs. The Sycamore formation consists of hydrocarbon-bearing interbedded shales and siliceous limestones ranging in thickness from 150 to over 450 feet and is overlain by the Caney Shale. The Springer formation across our position is comprised of a series of lenticular sand and shale units. The primary targets are a series of porous, low clay and organic-rich packages within the Goddard Shale member ranging in thickness from 50 to over 250 feet. During 2023, we produced approximately 270 MMcfe per day net to our interests in this area and it accounts for approximately 26% of our total production.
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

The tables below set forth information as of December 31, 2023, with respect to our estimated proved developed and undeveloped oil, natural gas and NGL reserves, the associated estimated future net revenue, the PV-10 and the standardized measure. None of the estimated future net revenue, PV-10 nor the standardized measure are intended to represent the current market value of the estimated oil, natural gas and NGL reserves we own. All of our estimated reserves are located within the United States.

	December 31, 2023
	Oil (MMBbl)	Natural Gas (Bcf)	NGL (MMBbl)	Total (Bcfe)
Utica & Marcellus
Proved developed(1)	2	1,520	7	1,576
Proved undeveloped(1)	10	1,421	17	1,585
Total proved(1)	13	2,941	24	3,160

SCOOP
Proved developed	4	459	24	627
Proved undeveloped	2	325	15	426
Total proved	6	785	39	1,053

Total
Proved developed	6	1,980	31	2,203
Proved undeveloped	12	1,746	32	2,011
Total proved	19	3,725	63	4,214
Totals may not sum or recalculate due to rounding.
_____________________
(1)    Includes approximately 17 Bcfe and 108 Bcfe of net developed and undeveloped reserves, respectively, located in the Marcellus target formation.

	December 31, 2023
	Proved Developed	Proved Undeveloped	Total Proved
	($ in millions)
Estimated future net revenue(1)	$2,535	$2,235	$4,769
Present value of estimated future net revenue (PV-10)(1)	$1,590	$819	$2,409
Standardized measure(1)			$2,383
Totals may not sum due to rounding.
_____________________
(1)    Estimated future net revenue represents the estimated future revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs under existing economic conditions as of December 31, 2023, and assuming commodity prices as set forth below. For the purpose of determining prices used in our reserve reports, we used the unweighted arithmetic average of the prices on the first day of each month within the 12-month period ended December 31, 2023. The prices used in our PV-10 measure were the average West Texas Intermediate Spot price of $78.21 per barrel and the average Henry Hub Spot price of $2.64 per MMBtu, before basis differential adjustments. These prices should not be interpreted as a prediction of future prices, nor do they reflect the value of our commodity derivative instruments in place as of December 31, 2023. The amounts shown do not give effect to non-property-related expenses, such as corporate general and administrative expenses and debt service, or to depreciation, depletion and amortization. The present value of estimated future net revenue typically differs from the standardized measure because the former does not include the effects of estimated future income tax expense of $26 million as of December 31, 2023.
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

Proved Reserves
Estimates of proved developed and undeveloped reserves and related information are presented in accordance with the requirements of the SEC's rules for the Modernization of Oil and Gas Reporting. These rules permit the use of reliable technologies to estimate and categorize reserves and require the use of the unweighted average of the first-of-the-month commodity prices, adjusted for location and quality differentials, for the prior 12 months (unless contractual arrangements designate the price) to calculate economic producibility of reserves and the discounted cash flows reported as the Standardized Measure of Future Net Cash Flows Relating to Proved Reserves. Reliable technologies were used to support the undeveloped locations in the Utica/Marcellus and SCOOP operating areas. The Company used public and proprietary geologic and engineering data to establish continuity of the formation and its producing properties. This data included performance data, seismic data, open hole log information, petro-physical analysis of log data, mud logs, log cross-sections, gas sample analysis, statistical analysis and measurements of total organic content and thermal maturity. In our development area, these data demonstrated consistent and continuous reservoir characteristics. Refer to Note 20 of our consolidated financial statements for more information pertaining to our proved reserves and the preparation of such estimates.
The following table summarizes the changes in our estimated proved reserves during 2023 (in Bcfe):

Proved Reserves, December 31, 2022 (Successor)	4,048
Sales of oil and natural gas reserves in place	—
Extensions and discoveries	996
Revisions of prior reserve estimates	(445)
Current production	(385)
Proved Reserves, December 31, 2023 (Successor)	4,214
Total may not sum due to rounding.
Extensions and discoveries. These are additions to our proved reserves that result from extension of the proved acreage of previously discovered reservoirs through additional drilling in periods subsequent to discovery. Extensions of approximately 995.7 Bcfe of proved reserves were primarily attributable to the continued development of our Utica/Marcellus and SCOOP acreage. We added 79 PUD locations in the Utica/Marcellus which included 67 Utica locations for 789.2 Bcfe and 12 Marcellus locations for 88.6 Bcfe. In the SCOOP, we added 14 PUD locations for 110.4 Bcfe.
Revisions of prior reserve estimates. Revisions represent changes in previous reserve estimates, either upward or downward, resulting from development plan changes, new information normally obtained from development drilling and production history or a change in economic factors, such as commodity prices, operating costs or development costs.
We experienced total downward revisions of 444.9 Bcfe in estimated proved reserves. These consisted of upward revisions of 24.9 Bcfe as a result of positive well performance and 293.9 Bcfe due to an increase in working interest and net revenue interest as a result of our successful leasing efforts through 2023. These were offset by downward revisions of 554.9 Bcfe which were primarily a result of development schedule changes with some PUD well design changes. The schedule changes moved the development of 36 Utica/Marcellus PUD locations and 8 SCOOP PUD locations beyond the SEC requirement of developing these wells five years from initial booking. The development schedule changes reflect our ongoing commitment to optimizing the long-term plan to best develop our asset, maximize cash flow, and overall economic returns. These locations excluded from our SEC reserves report remain in Gulfport's development plan. Additionally, downward revisions of 159.7 Bcfe were associated with commodity price changes. Commodity prices experienced volatility throughout 2023 and the 12-month average price for natural gas decreased from $6.36 per MMBtu for 2022 to $2.64 per MMBtu for 2023, the 12-month average price for NGL decreased from $47.86 per barrel for 2022 to $31.42 per barrel for 2023, and the 12-month average price for crude oil decreased from $94.14 per barrel for 2022 to $78.21 per barrel for 2023. Finally, downward revisions of 49.1 Bcfe were a result of a combination of various economic assumption updates.
Additional information regarding estimates of proved reserves, proved developed reserves and proved undeveloped reserves at December 31, 2023, 2022 and 2021, and changes in proved reserves during the last three years are contained in the Supplemental Information on Oil and Gas Exploration and Production Activities, or Supplemental Information, in Note 20 of our consolidated financial statements.

Proved Undeveloped Reserves
As of December 31, 2023, our PUDs totaled 1,746 Bcf of natural gas, 12 MMBbl of oil and 32 MMBbl of NGL, for a total of 2,011 Bcfe. Approximately 79% and 21% of our PUD reserves at year-end 2023 were located in Utica/Marcellus and SCOOP, respectively. Our PUDs will be converted from undeveloped to developed as the applicable wells commence production or when there are no material incremental completion capital expenditures associated with such proved developed reserves.
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
The following table summarizes the changes in our estimated proved undeveloped reserves during 2023 (in Bcfe):

Proved Undeveloped Reserves, December 31, 2022 (Successor)	1,752
Sales of oil and natural gas reserves in place	—
Extensions and discoveries	988
Conversion to proved developed reserves	(420)
Revisions of prior reserve estimates	(310)
Proved Undeveloped Reserves, December 31, 2023 (Successor)	2,011
Total may not sum due to rounding.
Extensions and discoveries. Our extensions of approximately 988.2 Bcfe were primarily attributed to the addition of 93 PUD drilling locations as a result of our current five-year development plan that is focused on generating sustainable cash flow. These additions included 79 PUD drilling locations in the Utica/Marcellus and 14 PUD drilling locations in the SCOOP.
Conversion to proved developed reserves. Our 2023 development activities resulted in the conversion of approximately 419.7 Bcfe into proved developed producing reserves, attributable to 20 PUD locations in the Utica, 2 PUD locations in our Marcellus acreage and 3 PUD locations in the SCOOP. These 25 PUDs represent a conversion rate of 19% for 2023.
Revision of prior reserve estimates. We experienced total downward revisions of 309.8 Bcfe in estimated proved undeveloped reserves. This included 501.8 Bcfe of downward revisions with changes in our development schedule. The schedule changes moved the development of 36 Utica/Marcellus PUD locations and 8 SCOOP PUD locations beyond the SEC requirement of developing PUDs five years from initial booking. The development schedule changes reflect our ongoing commitment to optimizing the long-term plan to best develop our asset, maximize cash flow, and overall economic returns. These locations excluded from our SEC reserves report remain in Gulfport's development plan. These downward revisions were offset by upward revisions of 192.0 Bcfe in estimated proved reserves from a combination of changes including working interest and net revenue interest, well development design and well forecasts.
Costs incurred relating to the development of PUDs were approximately $362.9 million in 2023.
All PUD drilling locations included in our 2023 reserve report are scheduled to be drilled within five years of initial booking.
As of December 31, 2023, 0.34% of our total proved reserves were classified as proved developed non-producing.
Reserves Estimation
Reserve estimates for the years ended December 31, 2023, 2022 and 2021, were prepared by Netherland, Sewell & Associates, Inc. ("NSAI") for all of our operating areas.

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
We maintain an internal staff of petroleum engineers and geoscience professionals who work closely with NSAI to ensure the integrity, accuracy and timeliness of the data used to calculate our proved reserves. Our internal technical team members meet with NSAI periodically throughout the year to discuss the assumptions and methods used in the proved reserve estimation process. We provide historical information to NSAI for our properties such as ownership interest, oil and gas production, well test data, commodity prices, operating and development costs and other considerations, including availability and costs of infrastructure and status of permits. Our Senior Vice President of Reservoir Engineering is primarily responsible for overseeing the preparation of all of our reserve estimates. He is a petroleum engineer with over 27 years of reservoir and operations experience. In addition, our geoscience staff has approximately 48 years combined industry experience and our reservoir staff has approximately 58 years combined experience.
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
PV-10 Sensitivities
As noted above, our proved reserves at December 31, 2023, were calculated using prices based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for 2023 of $78.21 per barrel and $2.64 per MMBtu. Holding production and development costs constant, if SEC pricing were $86.03 per barrel and $2.90 per MMBtu, or a 10% increase, this would have resulted in an increase of 53 Bcfe of our total proved reserves and a $0.6 billion increase in PV-10 value at December 31, 2023. Holding production and development costs constant, if SEC pricing were $70.39 per barrel and $2.37 per MMBtu, or a 10% decrease, this would have resulted in a decrease of 313 Bcfe of our total proved reserves and a $0.6 billion decrease in PV-10 value at December 31, 2023. For the low price scenario 132 PUDs were PV-10 economic.

Acreage
The following table presents our total gross and net developed and undeveloped acres as of December 31, 2023:

	Developed Acreage		Undeveloped Acreage
Field	Gross	Net	Gross	Net
Utica & Marcellus	148,747	121,387	75,547	72,058
SCOOP	49,909	35,844	8,537	6,035
Total	198,656	157,231	84,084	78,093
Of our leases that are not held by production, most have a five-year primary term, many of which include options to extend the primary term. We manage lease expirations to ensure that we do not experience unintended material expirations. Our leasehold management efforts include scheduling our operations to establish production in paying quantities in order to hold leases prior to the expiration dates, paying the prescribed lease extension payments, planning non-core divestitures or strategic acreage trades with other operators to high-grade our lease inventory and letting some leases expire that are no longer part of our development plans. The following table sets forth the potential expiration periods of gross and net undeveloped leasehold acres as of December 31, 2023:

	Undeveloped Acres
Years Ending December 31,	Gross Acres	Net Acres
2024	3,029	2,704
2025	5,070	5,061
2026	4,507	4,430
After 2026	12,054	11,984
Held by production	59,424	53,914
Total	84,084	78,093
Productive Wells
The following table presents our total gross and net productive wells, expressed separately for oil and gas, as of December 31, 2023:

	NRI/WI	Productive Oil Wells		Productive Gas Wells		Total Wells
Field	Percentages	Gross	Net	Gross	Net	Gross	Net
Utica & Marcellus	49.16/60.23	3	1.4	708	426.8	711	428.2
SCOOP	21.58/26.69	101	9.6	540	161.5	641	171.1
Total(1)		117	11.0	1,416	588.3	1,533	599.3
_____________________
(1) We also have override/royalty interests in 181 wells with an average NRI of 0.6%, which are not material to our operations. Totals may not sum due to rounding.

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

	Year Ended December 31,
	2023		2022		2021
	Gross	Net	Gross	Net	Gross	Net
Development:
Productive	24	21.9	25	21.7	29	26.6
Dry	—	—	—	—	—	—
Total	24	21.9	25	21.7	29	26.6
Exploratory:
Productive	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Total	—	—	—	—	—	—
The following table presents activity by operating area for the year ended December 31, 2023:

	Operated				Non-Operated
Field	Drilled		Turned to Sales		Drilled		Turned to Sales
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Utica & Marcellus(1)	22.0	20.2	22.0	20.2	10.0	0.3	7.0	0.1
SCOOP(2)	2.0	1.7	2.0	1.7	19.0	0.0	11.0	0.0
Total	24.0	21.9	24.0	21.9	29.0	0.3	18.0	0.1
_____________________
(1)    Of the 22 gross wells drilled in 2023, 16 were completed as producing wells and six were in various stages of drilling and completion as of December 31, 2023.
(2)    The two gross wells that were drilled in 2023 were completed as producing wells as of December 31, 2023.

Production, Prices and Production Costs
The following table presents our production volumes, average prices received and average production costs during the periods indicated (sales totals in thousands):

	Successor			Predecessor
	Year Ended December 31, 2023	Year Ended December 31, 2022	Period from May 18, 2021 through December 31, 2021	Period from January 1, 2021 through May 17, 2021
Natural gas sales
Natural gas production volumes (MMcf)	350,306	322,366	208,641	124,279
Natural gas production volumes (MMcf) per day	960	883	915	907
Total sales	$831,812	$1,998,452	$906,096	$344,390
Average price without the impact of derivatives ($/Mcf)	$2.37	$6.20	$4.34	$2.77
Impact from settled derivatives ($/Mcf)	$0.42	$(3.11)	$(1.44)	$(0.03)
Average price, including settled derivatives ($/Mcf)	$2.79	$3.09	$2.90	$2.74

Oil and condensate sales
Oil and condensate production volumes (MBbl)	1,363	1,610	1,167	531
Oil and condensate production volumes (MBbl) per day	4	4	5	4
Total sales	$99,854	$147,444	$81,347	$29,106
Average price without the impact of derivatives ($/Bbl)	$73.27	$91.58	$69.71	$54.81
Impact from settled derivatives ($/Bbl)	$(2.53)	$(24.32)	$(8.33)	$—
Average price, including settled derivatives ($/Bbl)	$70.74	$67.26	$61.38	$54.81

NGL sales
NGL production volumes (MBbl)	4,386	4,483	2,658	1,211
NGL production volumes (MBbl) per day	12	12	12	9
Total sales	$119,717	$184,963	$105,141	$36,780
Average price without the impact of derivatives ($/Bbl)	$27.29	$41.26	$39.56	$30.37
Impact from settled derivatives ($/Bbl)	$2.07	$(2.80)	$(4.88)	$—
Average price, including settled derivatives ($/Bbl)	$29.36	$38.46	$34.68	$30.37

Natural gas, oil and condensate and NGL sales
Natural gas equivalents (MMcfe)	384,802	358,924	231,594	134,735
Natural gas equivalents (MMcfe) per day	1,054	983	1,016	983
Total sales	$1,051,383	$2,330,859	$1,092,584	$410,276
Average price without the impact of derivatives ($/Mcfe)	$2.73	$6.49	$4.72	$3.05
Impact from settled derivatives ($/Mcfe)	$0.40	$(2.94)	$(1.39)	$(0.02)
Average price, including settled derivatives ($/Mcfe)	$3.13	$3.55	$3.33	$3.03

Production Costs:
Average lease operating expenses ($/Mcfe)	$0.18	$0.18	$0.14	$0.14
Average taxes other than income ($/Mcfe)	$0.09	$0.17	$0.13	$0.09
Average transportation, gathering, processing and compression ($/Mcfe)	$0.91	$1.00	$0.92	$1.20
Total lease operating expenses, midstream costs and taxes other than income ($/Mcfe)	$1.17	$1.34	$1.19	$1.43
Totals may not sum or recalculate due to rounding.

The following table provides a summary of our production, average sales prices and average production costs for oil and gas fields containing 15% or more of our total proved reserves as of December 31, 2023:

	Successor			Predecessor
	Year Ended December 31, 2023	Year Ended December 31, 2022	Period from May 18, 2021 through December 31, 2021	Period from January 1, 2021 through May 17, 2021
Utica & Marcellus
Net Production
Natural gas (MMcf)	279,428	246,123	166,906	106,968
Oil (MBbl)	255	244	220	183
NGL (MBbl)	856	885	562	361
Total (MMcfe)	286,095	252,895	171,598	110,235
Average price without the impact of derivatives:
Natural gas ($/Mcf)	$2.34	$6.14	$4.33	$2.64
Oil ($/Bbl)	$70.18	$90.60	$66.94	$52.43
NGL ($/Bbl)	$33.63	$48.21	$47.16	$37.21
Production Costs:
Average lease operating expenses ($/Mcfe)	$0.16	$0.17	$0.13	$0.13
Average taxes other than income ($/Mcfe)	0.05	0.06	0.07	0.06
Average transportation, gathering, processing and compression ($/Mcfe)	0.97	1.08	0.98	1.26
Total lease operating expenses, midstream costs and taxes other than income ($/Mcfe)	$1.18	$1.31	$1.18	$1.45

SCOOP
Net Production
Natural gas (MMcf)	70,878	76,242	41,724	17,302
Oil (MBbl)	1,108	1,366	933	344
NGL (MBbl)	3,530	3,598	2,095	849
Total (MMcfe)	98,707	106,024	59,893	24,461
Average price without the impact of derivatives:
Natural gas ($/Mcf)	$2.53	$6.38	$4.40	$3.59
Oil ($/Bbl)	$73.98	$91.71	$70.37	$56.05
NGL ($/Bbl)	$25.76	$39.56	$37.51	$27.46
Production Costs:
Average lease operating expenses ($/Mcfe)	$0.25	$0.20	$0.17	$0.22
Average taxes other than income ($/Mcfe)	0.17	0.38	0.29	0.20
Average transportation, gathering, processing and compression ($/Mcfe)	0.73	0.78	0.74	0.90
Total lease operating expenses, midstream costs and taxes other than income ($/Mcfe)	$1.15	$1.36	$1.20	$1.32
Our Investments
Grizzly Oil Sands. We, through our wholly-owned subsidiary Grizzly Holdings Inc., own a 24.5% interest in Grizzly. As of December 31, 2023, Grizzly had approximately 830,000 net acres under lease in the Athabasca, Peace River and Cold Lake oil sands regions of Alberta, Canada. Grizzly's operations have been suspended since 2015. Additionally, Grizzly had no proved reserves as of December 31, 2023. We elected to cease funding capital calls in 2019, and we have no obligation to fund any future projects Grizzly may consider pursuing. Failure to fund capital calls will lead to continued dilution of our equity ownership interest in Grizzly.

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
Major Customers
Our total natural gas, oil and NGL sales, before the effects of hedging, to major customers (purchasers in excess of 10% of total natural gas, oil and NGL sales) for the years ended December 31, 2023, December 31, 2022, Prior Successor Period, and Prior Predecessor Period were as follows:

% of Sales
Year Ended December 31, 2023 (Successor)
Vitol Inc.	12%
Year Ended December 31, 2022 (Successor)
ECO-Energy	20%
Clearwater	11%
Period from May 18, 2021 through December 31, 2021 (Successor)
ECO-Energy	20%
Macquarie	10%
Period from January 1, 2021 through May 17, 2021 (Predecessor)
ECO-Energy	14%
Macquarie	12%
Citadel	11%
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
In recent years, federal, state and local governments have taken steps to reduce emissions of greenhouse gases. We consider the costs of environmental, safety and health protection and compliance to be necessary, manageable parts of our business. We have been able to plan for and comply with environmental, safety and health laws and regulations without materially altering our operating strategy or incurring significant unreimbursed expenditures. However, based on policy and regulatory trends and increasingly stringent laws, our capital expenditures and operating expenses related to compliance with the protection of the environment, safety and health have increased over the years and may continue to increase. For example, in addition to regulations from the EPA and similar agencies, the SEC has issued proposed rules that would mandate extensive disclosure of climate-related risks and other information. We cannot predict with any reasonable degree of certainty our future exposure concerning such matters. See the Risk Factors described in Item 1A. of this report for further discussion of governmental regulation and ongoing regulatory changes, including with respect to environmental matters. The SEC has also indicated plans to propose various other disclosure regulations, including regarding human capital and other ESG matters. We cannot predict with any reasonable degree of certainty our future exposure concerning such matters
Our operations are also subject to conservation regulations, including the regulation of the size of drilling and spacing units or proration units, the number of wells that may be drilled in a unit, the rate of production allowable from oil and gas wells, and the unitization or pooling of oil and gas properties. In the United States, some states allow the compulsory pooling or integration of tracts to facilitate exploration and development. Other states rely on voluntary pooling of lands and leases which may make it more difficult to develop oil and gas properties. In addition, federal and state conservation laws generally limit the venting or flaring of natural gas, and state conservation laws impose certain requirements regarding the ratable purchase of production. These regulations often impose additional operational costs to us and can also limit the amounts of oil and gas we can produce from our wells and the number of wells or the locations at which we can drill.
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
Certain of our U.S. natural gas and oil leases are granted or approved by the federal government and administered by the Bureau of Land Management (BLM) or Bureau of Indian Affairs (BIA) of the Department of the Interior. Such leases require compliance with detailed federal regulations and orders that regulate, among other matters, drilling and operations on lands covered by these leases and calculation and disbursement of royalty payments to the federal government, tribes or tribal members. The federal government has been particularly active in recent years in evaluating and, in some cases, promulgating new rules and regulations regarding competitive lease bidding, venting and flaring, oil and gas measurement and royalty payment obligations for production from federal lands. If future developments result in additional restrictions on drilling, limitations on the availability of leases, or restrictions on the ability to obtain required permits, it could have a material adverse impact on our operations. Permitting activities on federal lands are also subject to frequent delays.
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
We maintain a control of well insurance policy with a minimum limit of $25 million for single well limits and $37.5 million limit for multi-well pads. This policy insures against certain sudden and accidental risks associated with drilling, completing and operating our wells. This insurance may not be adequate to cover all losses or exposure to liability. We also carry a $51 million comprehensive general liability umbrella insurance program. In addition, we maintain a $10 million pollution liability insurance policy providing coverage for gradual pollution related risks and in excess of the general liability policy for sudden and accidental pollution risks. We provide workers' compensation insurance coverage to employees in all states in which we operate, as well as auto liability for our company vehicles. While we believe these policies are customary in the industry, they do not provide complete coverage against all operating risks, and policy limits scale to our working interest percentage in certain situations. In addition, our insurance does not cover penalties or fines that may be assessed by a governmental authority. A loss not fully covered by insurance could have a material adverse effect on our financial position, results of operations and cash flows. Our insurance coverage may not be sufficient to cover every claim made against us or may not be commercially available for purchase in the future.
We have prepared and have in place spill prevention control and countermeasure plans for each of our principal facilities in response to federal and state requirements. The plans go through a technical review every five years and are updated as necessary. As required by applicable regulations, our facilities are built with secondary containment systems to capture potential releases. We also own additional spill kits with oil booms and absorbent pads that are readily available, if needed. In addition, we have emergency response companies on retainer. These companies specialize in the clean-up of hydrocarbons as a result of spills, blow-outs and natural disasters, and are on call to us 24 hours a day, seven days a week when their services are needed. We pay these companies a retainer plus additional amounts when they provide us with clean up services. Our aggregate payments for the retainer and clean-up services during each of 2023 and 2022 were immaterial. While these companies have been able to meet our service needs when required from time to time in the past, it is possible that the ability of one or more of them to provide services to us in the future, if and when needed, could be hindered or delayed in the event of a widespread disaster. However, in light of the areas in which we operate and the nature of our production, we believe other companies would be available to us in the event our primary remediation companies are unable to perform.
Human Capital Management
Employees
As of December 31, 2023, we had 226 employees, an increase of approximately 1% from the 223 employees as of December 31, 2022. All of our employees are non-bargaining.
The attraction and retention of qualified employees continues to be one of our highest priorities. We focus on making substantive improvements to key areas that impact our employees. During 2023, we continued making significant investments in our talent management and retention processes, including increasing funds allocated to annual salary increases, short-term incentive payments, long-term incentive equity awards, and 401(k) matches for eligible employees. We remain committed to providing fair and competitive compensation programs and adequate development and advancement opportunities to our employees. We believe these practices serve as retention tools, as our employees' continued engagement and commitment to the Company is critical to our success.
Diversity, Equity and Inclusion
Diversity, equity and inclusion are paramount to our organization, our leadership team, and our culture. During 2023, we continued to build on our previously-announced diversity and inclusiveness initiatives through training, outreach, and new talent acquisition. We partnered with third-party recruiting websites and utilized other tools to expand our reach to diverse candidates, which represented almost 39% of our new hires in 2023, an increase of approximately 6% over 2022. While we always strive for continued improvement, we are pleased by the number of gender or ethnically diverse employees we have maintained in leadership positions throughout the Company.
Diversity and inclusion are also important at our Board level, where over 60% of our independent directors identify as gender or ethnically diverse. While our Board remains a group of highly qualified directors, our gender or ethnically diverse population among our Board has increased by 20% from 2022. We also remain committed to evaluating our hiring and promotion practices to ensure that diversity, equity and inclusion are considered and included throughout the Company. We encourage all employees to provide feedback and ideas on how Gulfport can continuously improve, and we ask all of our employees to sign a commitment indicating that they will speak up if they observe or become aware of any actions that are inconsistent with our core values, our Business Code of Conduct and Ethics, or other Company policies. We are also committed to supporting veterans through our recruiting and hiring efforts as well as supporting several causes that assist veterans and active-duty military.
Over the course of 2023, Gulfport continued to develop and revise Company policies, including those intended to implement our Business Code of Conduct and Ethics, which provides a framework for how we interact with our employees, vendors and other stakeholders when conducting our operations. To that end, we provided all of our employees with annual trainings focused on the guidelines, rules, and principles that must be followed when acting on the Company's behalf. We remain committed to maintaining the highest standards of business ethics.
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
We have established several programs to ensure that our employees and external partners are appropriately trained to perform the critical work we do safely and effectively. We continued to reinforce our WORK SAFE program and provided training to leaders on reinforcement strategies. Additionally, we continued the WORK GREEN program, which focuses on protecting the air, land and water where we operate and includes community-based volunteer events targeting environmental clean-up and habitat improvement initiatives. An environmental training on the elements of WORK GREEN was created and delivered to all employees.
Training & Development
Gulfport invests in our employees' professional growth to build strong teams and develop leaders for today and the future. We build our dynamic team of industry-leading professionals by engaging them in interesting and rewarding work and providing training and development opportunities. We utilize training sessions with content developed by experts in the safety, legal, information security, and regulatory compliance fields, and we offer a blend of training sessions through both computer-based modules and live, instructor-led sessions. We believe our training efforts support a compliant safety-first mindset in everything we do. We continue to provide professional and workplace-related training resources to employees through universities, electronic content services and specialized courses related to our industry through our tuition reimbursement program or third-party providers.
Executive Officers
John Reinhart, President and Chief Executive Officer
On January 18, 2023, the Board of Directors appointed Mr. Reinhart, 55, as President and Chief Executive Officer, effective as of January 24, 2023. Mr. Reinhart joined the Company with over two decades of oil and gas industry leadership experience. Most recently, he served as President, Chief Executive Officer and member of the board of directors of Montage Resources Corporation where he led actions that positioned Montage as an attractive strategic partner with sufficient scale, low debt profile and achievement of top-quartile operational and financial metrics. Mr. Reinhart previously served as President, Chief Executive Officer and member of the board of directors of Blue Ridge Mountain Resources and as Chief Operating Officer at Ascent Resources. He started his oil and gas career at Schlumberger before joining Chesapeake Energy Corporation, where he held operations roles with increasing responsibility. Mr. Reinhart began his career in the United States Army, serving tours in Panama and Iraq. Mr. Reinhart graduated from West Virginia University with a Bachelor of Science degree in Mechanical Engineering.
Michael Hodges, Executive Vice President and Chief Financial Officer
On April 3, 2023, the Board of Directors appointed Mr. Hodges, 45, as Executive Vice President and Chief Financial Officer. Most recently, Mr. Hodges served as Senior Vice President, Finance and Accounting at Leon Capital Group. Prior to joining Leon Capital, he was the Executive Vice President and Chief Financial Officer for Montage Resources Corporation until its merger with Southwestern Energy Company in November 2020. From 2012 until joining Montage Resources in 2018, Mr. Hodges served as the Chief Financial Officer for three upstream energy companies focused on near-term value creation through the acquisition and early-stage development of oil and natural gas resources. Mr. Hodges received his Bachelor of Business Administration in Finance from the University of Oklahoma and a Master of Science in Energy Management from Oklahoma City University and is a Certified Public Accountant in the State of Oklahoma.
Patrick Craine, Executive Vice President and Chief Legal and Administrative Officer
Mr. Craine, 51, has served as Chief Legal and Administrative Officer since June 2021 and joined Gulfport as Executive Vice President, General Counsel and Corporate Secretary in May 2019. Prior to joining the Company, Mr. Craine served as Deputy General Counsel – Chief Risk and Compliance Officer at Chesapeake Energy Corporation. Prior to joining Chesapeake in 2013, Mr. Craine was a partner with Bracewell LLP, a global law firm, where his practice focused on securities and corporate regulatory matters and investigations. Before Mr. Craine entered private practice, he served as a lawyer with the U.S. Securities and Exchange Commission and the Financial Industry Regulatory Authority where he held leadership positions in their Oil and Gas Task Forces. Mr. Craine has over 25 years of extensive senior-level experience handling a broad range of securities, corporate, regulatory, governance, compliance and litigation matters, with particular expertise in the energy industry. Mr.

Craine received his Bachelor of Arts degree, summa cum laude, Phi Beta Kappa, from Wabash College, and his Juris Doctorate, cum laude, from the Southern Methodist University Dedman School of Law.
Matthew Rucker, Senior Vice President of Operations
Mr. Rucker, 38, joined Gulfport as the Senior Vice President of Operations in March 2023 from Javelin Energy Partners. He most recently served as Vice President of Production Operations since August 2022 and joined Javelin in July 2022 as the Vice President of Business Development. Prior to joining Javelin, Mr. Rucker served as the Executive Vice President, Chief Operating Officer for Montage Resources Corporation following Montage’s successful business combination transaction with Blue Ridge Mountain Resources in June 2020. Prior to Montage, Mr. Rucker served as Vice President, Resource Planning and Development of Blue Ridge from 2016 to 2020. Prior to joining Blue Ridge, Mr. Rucker served as a Production Superintendent for Chesapeake Energy Corporation from January 2014 to October 2016, overseeing Chesapeake’s Utica Shale production. As a member of Chesapeake’s Eastern Division leadership team, Mr. Rucker focused on the safe and efficient optimization of production in the Utica Shale and led an operating team of over 45 employees. During his service at Chesapeake, Mr. Rucker held several engineering positions in the Marcellus and Utica Shale asset teams within reservoir, primarily focused on strategic joint ventures, divestitures, acquisitions and resource development planning. Mr. Rucker received his Bachelor of Science degree in Petroleum Engineering from Marietta College and a Master of Business Administration in Energy from Texas Christian University. He serves on the Marietta College Industry Advisory Council and is a member of the Society of Petroleum Engineers.
Michael Sluiter, Senior Vice President of Reservoir Engineering
Mr. Sluiter, 51, joined Gulfport as the Senior Vice President of Reservoir Engineering in December 2018 from Noble Energy, Inc., where he most recently served as the Permian Basin Business Unit Manager. Prior to joining Noble in 2007, he spent over 20 years developing his skills and expertise in unconventional resource development, reservoir engineering, subsurface development, business development/M&A, and leadership at Santos Australia and Santos USA. Mr. Sluiter began his career as a wireline field services engineer for Schlumberger in Thailand. Mr. Sluiter is a graduate of the University of Sydney, Australia, with a Bachelor of Science degree in Chemical Engineering.
Lester Zitkus, Senior Vice President of Land
Mr. Zitkus, 58, has served as Senior Vice President of Land since January 2017 and joined the Company as Vice President of Land in March 2014. Prior to joining the Company, Mr. Zitkus served as an independent consultant from October 2013 to March 2014 and as Vice President of Land for Chesapeake Energy Corporation from May 2007 to October 2013. During his 20-year tenure with Equitable Resources Inc. (now EQT Corp.), he held various positions, including Vice President of Operations and Senior Vice President of Land, between 1987 and 2007. He holds a degree in Mineral Land Management from the University of Evansville. Mr. Zitkus is a member of the American Association of Professional Landmen and Past Regional Director of the Independent Petroleum Association of America.
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
Historically, the markets for natural gas, oil and NGL have been volatile, and they are likely to continue to be volatile. For example, during 2022, West Texas intermediate light sweet crude oil, which we refer to as West Texas Intermediate or WTI, prices ranged from $71.05 to $123.64 per barrel and the Henry Hub spot market price of natural gas ranged from $3.46 to $9.85 per MMBtu. During 2023, WTI prices ranged from $66.61 to $93.67 per barrel and the Henry Hub spot market price of natural gas ranged from $1.74 to $3.78 per MMBtu.
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
•the price and level of foreign imports and exports;
•the nature and extent of domestic and foreign governmental regulations and taxes;
•the ability of the members of the Organization of Petroleum Exporting Countries and others to agree to and maintain oil price and production controls;
•political or economic instability or armed conflict in oil and natural gas producing regions;
•weather conditions;
•acts of terrorism; and
•domestic and global economic conditions.

These factors and the volatility of the energy markets make it extremely difficult to predict future natural gas, oil and NGL price movements with any certainty. Even with natural gas, oil and NGL derivatives currently in place to mitigate price risks associated with a portion of our 2024 cash flows, we have substantial exposure to natural gas prices, and to a lesser extent, oil and NGL prices, in 2024 and beyond. In addition, a prolonged extension of lower prices could reduce the quantities of reserves that we may economically produce. This may result in our having to make substantial downward adjustments to our estimated proved reserves. If this occurs or if our production estimates change or our exploration or development activities are curtailed, full cost accounting rules may require us to write-down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties.
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
Our earnings are exposed to interest rate risk associated with borrowings under our Credit Facility, which is structured under floating rate terms. As such, our interest expense is sensitive to fluctuations in the SOFR benchmark. At December 31, 2023, amounts borrowed under our Credit Facility bore interest at the weighted average rate of 8.15%. A 1% increase in the average interest rate would increase our interest expense by approximately $1.2 million based on outstanding borrowings under our Credit Facility at December 31, 2023. An increase in our interest rate at the time we have variable interest rate borrowings outstanding under our Credit Facility will increase our costs, which may have a material adverse effect on our results of operations and financial condition. As of December 31, 2023, we did not hedge our interest rate risk.
Our debt and other financial commitments may limit our financial and operating flexibility.
Our total principal debt was approximately $668.0 million at December 31, 2023. We also had various commitments for leases, drilling contracts, derivative contracts, firm transportation, and purchase obligations for services, products and properties. Our financial commitments could have important consequences to our business, including, but not limited to, limiting our ability to fund future working capital and capital expenditures, to engage in future acquisitions or development activities, to pay dividends, to repurchase shares of our common stock, or to otherwise realize the value of our assets and opportunities fully because of the need to dedicate a substantial portion of our cash flows from operations to make payments on our debt or to comply with restrictive terms of our debt. Higher levels of debt may make us more vulnerable to general adverse economic and industry conditions. Additionally, the agreement governing our credit facility and the indentures governing our senior notes contain a number of covenants that impose constraints on us, including requirements to comply with certain financial covenants and restrictions on our ability to dispose of assets, make certain investments, incur liens and additional debt, and engage in consolidations, mergers and acquisitions. If commodity prices decline and we reduce our level of capital spending and production declines or we incur additional impairment expense or the value of our proved reserves declines, we may not be able to incur additional indebtedness, may need to repay outstanding indebtedness and may not be in compliance with the financial covenants in our debt instruments in the future. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of this Annual Report on Form 10-K and Note 5 of our consolidated financial statements for more information regarding the financial covenants and our Credit Facility.
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
•our ability to acquire, locate and produce economically new reserves; and
•our ability to borrow under our credit facility.
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
As of December 31, 2023, we had a net operating loss, or NOL, carryforward of approximately $1.8 billion for federal income tax purposes. If we were to experience an “ownership change,” as determined under IRC Section 382, our ability to offset taxable income arising after the ownership change with NOLs generated prior to the ownership change would be limited, possibly substantially. In general, an ownership change would establish an annual limitation on the amount of our pre-change NOLs we could utilize to offset our taxable income in any future taxable year to an amount generally equal to the value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt rate for the month in which such ownership change occurs. In general, an ownership change will occur if there is a cumulative increase in our ownership of more than 50 percentage points by one or more “5% shareholders” (as defined in the Code) at any time during a rolling three-year period.
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

As of December 31, 2023, approximately 48% of our total estimated proved reserves were PUDs and may not be ultimately developed or produced. Recovery of PUDs requires significant capital expenditures and successful drilling operations. The reserve data included in the reserve reports of our independent petroleum engineers assume that substantial capital expenditures are required to develop such reserves. Estimated development costs may not equal our actual costs, development may not occur as scheduled and results may not be as estimated. Delays in the development of our reserves, further decreases in commodity prices or increases in costs to drill and develop such reserves will reduce the future net revenues of our estimated proved undeveloped reserves and may result in some projects becoming uneconomical. If we choose not to develop our PUDs, or if we are not otherwise able to successfully develop them, we will be required to remove them from our reported proved reserves. In addition, under the SEC's reserve reporting rules, because PUDs generally may be booked only if they relate to wells scheduled to be drilled within five years of the date of booking, we may be required to remove any PUDs that are not developed within this five-year time frame.
You should not assume that the present values included in this report represent the current market value of our estimated reserves. In accordance with SEC requirements, the estimates of our present values are based on prices and costs as of the date of the estimates. The price on the date of estimate is calculated as the average natural gas and oil price during the 12 months ending in the current reporting period, determined as the unweighted arithmetic average of prices on the first day of each month within the 12-month period. The December 31, 2023 present value is based on a $2.64 per MMBtu of gas price and a $78.21 per Bbl of oil price, before considering basis differential adjustments. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of an estimate.
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
Leases on oil and natural gas properties typically have a term of three to five years, after which they expire unless, prior to expiration, a well is drilled and production of hydrocarbons in paying quantities is established. In addition, many of our oil and natural gas leases require us to drill wells that are commercially productive, and if we are unsuccessful in drilling such wells, we could lose our rights under such leases. Although approximately 86% of our Utica/Marcellus acreage is held by existing production, the remaining acreage is subject to expiration. Of the remaining 14% of our Utica/Marcellus acreage not held by production, approximately 10% will be subject to expiration in 2024, 5% in 2025, 10% in 2026 and approximately 75% thereafter, although a portion of our Utica/Marcellus leases generally grant us the right to extend these leases for an additional three or five-year period. Although 99% of our SCOOP acreage is held by existing production, the remaining acreage is subject to expiration. Of the remaining 1% of our SCOOP acreage not held by production, approximately 80% will be subject to expiration in 2024, less than 1% in 2025, 19% in 2026 and none thereafter. Although we seek to actively manage our undeveloped properties, our drilling plans for these areas are subject to change based upon various factors, including drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints and regulatory approvals. Low commodity prices may cause us to delay our drilling plans and, as a result, lose our right to develop the related properties. The cost to renew expiring leases may increase significantly, and we may not be able to renew such leases on commercially reasonable terms or at all. If we are unable to fund renewals of expiring leases, we could lose portions of our acreage and our actual drilling activities may differ materially from our current expectations, which could adversely affect our business.
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
•adverse weather conditions and natural disasters, such as tornadoes, earthquakes, hurricanes and extreme temperatures, which may be exacerbated by climate change;
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
We utilize multi-well pad drilling where practical. For example, in the Utica/Marcellus we drill multiple wells from a single pad. Wells drilled on a pad are not turned to sales until all wells on the pad are drilled and cased and the drilling rig is moved from the location. In addition, existing wells that offset newly drilled wells may be temporarily shut-in during the drilling and completion process. As a result, multi-well pad drilling delays the completion of wells and the commencement of production from new wells, and may negatively affect the production from existing offset wells, all of which may cause volatility in our operating results from period to period. Finally, delays in completion of wells may impact planned conversion of PUD reserves to PDP reserves.
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
The largest purchaser of our oil and natural gas during the year ended December 31, 2023, accounted for approximately 12% of our total natural gas, oil and NGL revenues. If this purchaser or one or more other significant purchasers, are unable to satisfy its contractual obligations, we may be unable to sell such production to other customers on terms we consider acceptable. Further, the inability of one or more of our customers to pay amounts owed to us could adversely affect our business, financial condition, results of operations and cash flows.
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
With respect to our Utica/Marcellus acreage where we are focusing a portion of our exploration and development activity, operations may be delayed due to challenges in obtaining rights-of-way and acquiring necessary state and federal permitting and the completion of facilities by our midstream service provider. Capital constraints could limit the construction of new pipelines and gathering systems and the providing or expansion of trucking services by third parties in the Utica/Marcellus and the other areas in which we operate. As a result, we may experience delays or curtailments in producing and selling our natural gas, oil and NGL. In such event, we might have to shut in or curtail our wells awaiting a pipeline connection or capacity or sell natural gas, oil or NGL production at significantly lower prices than those quoted on NYMEX or than we currently project, which would adversely affect our results of operations.
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
We have contracts with some of our third-party service providers for gathering, processing and transportation services with minimum volume delivery commitments under which we are obligated to pay certain fees on minimum volumes regardless of actual volume throughput. As of December 31, 2023, our aggregate long-term contractual obligation under these agreements was approximately $1.4 billion. These fees could be significant and may have a material adverse effect on our results of operations.
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
Our business has become increasingly dependent on digital technologies to conduct certain exploration, development and production activities. We depend on digital technology to estimate quantities of oil, natural gas and NGL reserves, process and record financial and operating data, analyze seismic and drilling information, and communicate with our customers, employees and third-party partners. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cyber security threats. Our technologies, systems, networks, and those of our vendors, suppliers and other business partners, may become the target of cyberattacks or information security breaches that could result in the unauthorized access to our seismic data, reserves information, customer or employee data or other proprietary or commercially sensitive information could lead to data corruption, communication interruption, or other disruptions in our exploration or production operations or planned business transactions, any of which could have a material adverse impact on our results of operations. If our information technology systems cease to function properly or our cybersecurity is breached, we could suffer disruptions to our normal operations, which may include drilling, completion, production and corporate functions. A cyberattack involving our information systems and related infrastructure, or that of our business associates, could result in supply chain disruptions that delay or prevent the transportation and marketing of our production, non-compliance leading to regulatory fines or penalties, loss or disclosure of, or damage to, our or any of our customer’s, supplier’s or royalty owners’ data or confidential information that could harm our business by damaging our reputation, subjecting us to potential financial or legal liability, and requiring us to incur significant costs, including costs to repair or restore our systems and data or to take other remedial steps.

In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period. Our systems for protecting against cybersecurity risks may not be sufficient. As cyberattacks continue to evolve, including those leveraging artificial intelligence, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any vulnerabilities to cyberattacks. In addition, new laws and regulations governing data privacy, cybersecurity, and the unauthorized disclosure of confidential information pose increasingly complex compliance challenges and potentially elevate costs, and any failure to comply with these laws and regulations could result in significant penalties and legal liability.
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
Our operations are subject to extensive federal, state, tribal, local and other laws, rules and regulations, including with respect to environmental matters, worker health and safety, wildlife conservation, the gathering and transportation of oil, gas and NGL, conservation policies, reporting obligations, royalty payments, unclaimed property and the imposition of taxes. Such regulations include requirements for permits to drill and to conduct other operations and for provision of financial assurances (such as bonds) covering drilling, completion and well operations. If permits are not issued, or if unfavorable restrictions or conditions are imposed on our drilling or completion activities, we may not be able to conduct our operations as planned. For example, in December 2023, the United States Environmental Protection Agency (USEPA), announced its final methane rules to reduce methane emissions from both new and existing oil and natural gas facilities and the Inflation Reduction Act of 2022 established the Methane Emissions Reduction Program, which imposes a charge on methane emissions from the same facilities. Further, the Bureau for Land Management (BLM) issued a proposed Methane Waste Prevention Rule on November 30, 2022. The rule adds additional requirements for operators on federal and Indian leases and includes new air quality requirements along with waste prevention provisions. Constrained supply chain for environmental control devices along with the significant estimated costs of compliance with these new and proposed rules could have a material impact on our operations. We may be required to make large, sometimes unexpected, expenditures to comply with applicable governmental laws, rules, regulations, permits or orders.
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
Climate Change. Continuing political and social attention to the issue of climate change has resulted in legislative, regulatory and other initiatives to reduce greenhouse gas emissions, such as carbon dioxide and methane, and incentivizing energy conservation or the use of alternative energy sources. Policy makers at both the federal and state levels have introduced legislation and proposed new regulations designed to quantify and limit the emission of greenhouse gases through inventories, limitations or taxes on greenhouse gas emissions and encourage consumers to the alternative energy sources. The Inflation Reduction Act of 2022, both imposes new climate related requirements on oil and gas operations and appropriates significant federal funding for renewable energy initiatives. Also, for the first time ever, the law imposes a fee on greenhouse gas (GHG) emissions from certain facilities. The emissions fee and funding provisions of the Inflation Reduction Act could increase our operating costs and accelerate the transition away from fossil fuels, which could in turn adversely affect our business, results of operations and financial position. On January 26, 2024, President Biden paused approvals for pending and future applications to export liquified natural gas (LNG) on non-FTA countries. The Department of Energy will conduct a review during the pause that will look at the economic and environmental impacts of projects seeking approval to export LNG to Europe and Asia. The impact on the pause and similar federal actions remain unclear.

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
Severe weather events, such as storms, hurricanes, droughts, or floods, which may be exacerbated by climate change, could have an adverse effect on our operations and could increase our costs. Potential adverse effects could include damages to our facilities, the costs of less efficient or non-routine operating practices necessitated by weather events, or increased costs for insurance coverage. If climate changes result in more intense or frequent severe weather events, the physical and disruptive effects could have a material adverse impact on our operations and assets.
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
In our Utica/Marcellus and SCOOP operations, we make an effort to reuse/recycle all produced water from production and completion activities through our fracture stimulation operations when active. While our objective is to recycle or share 100% of all produced water, we do inject water into third-party commercially operated disposal wells in line with all state and federal mandated practices and cease produced water recycle whenever fracture stimulation operations are idle once sharing opportunities with other operators have been exhausted. In the state of Ohio, all water used during drilling operations is disposed of through injection into third-party salt water disposal wells regulated by applicable state agencies.
Increased attention to ESG matters may impact our business, financial results, or stock price.
In recent years, increasing attention has been given to corporate activities related to ESG matters in public discourse and the investment community. A number of advocacy groups, both domestically and internationally, have campaigned for governmental and private action to promote change at public companies related to ESG matters, including through the investment and voting practices of investment advisers, public pension funds, activist investors, universities and other members of the investing community. These activities include increasing attention and demands for action related to climate change, advocating for changes to companies’ boards of directors, and promoting the use of energy saving building materials. In November 2023, the international community gathered in Dubai at COP28 and announced a new climate deal that calls on countries to reduce carbon pollution and transition away from fossil fuels in energy systems to achieve "net zero" by 2050. These activities and the global transition to a low carbon economy may result in reduced demand for our oil, natural gas and NGL, reduced profits, increased investigations and litigation, each of which could have negative impacts on our access to capital markets.
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
The regulatory environment surrounding data privacy and protection is constantly evolving and can be subject to significant change. New laws and regulations governing data privacy and the unauthorized disclosure of confidential information pose increasingly complex compliance challenges and potentially elevate our costs as we collect, use, share, and store personal data related to royalty owners. Any failure to comply with these laws and regulations could result in significant penalties and legal liability. For example, the California Consumer Privacy Act (CCPA), as amended by the California Privacy Rights Act (CPRA), establishes certain transparency rules and creates new data privacy rights for individuals, including limitations on our use of certain sensitive personal information and more ability for individuals to control the purposes for which their data is shared with third parties. The CPRA also provides for statutory fines for data security breaches or other CPRA violations. Meanwhile, many other states enacted, and others have considered, privacy laws like the CPRA. We will continue to monitor and assess the impact of these state laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, require us to change our business practices, allow private class-action litigation and carry significant potential liability for our business should we fail to comply with any such applicable laws.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None.

ITEM 1C.	CYBERSECURITY
Enterprise Risk Management
Gulfport increasingly relies on digital technology to optimize our business. As our reliance on technology expands, we are exposed to additional cyber-risks, which we focus on assessing, identifying, and managing. These risks include, but are not limited to: financial risks, operational risks, safety concerns, employee and owner personal information and violation of data privacy or security laws.
Managing Material Risks & Integrated Overall Risk Management
We take an integrated approach to assessing and identifying cybersecurity risks and threats. At the corporate level, cybersecurity is identified as a key risk within our Enterprise Risk Management (ERM) program. Our management of cyber risk is based on the National Institute of Standards and Technology’s (NIST) cybersecurity framework. While the NIST cybersecurity framework is our foundation, we combine that with the Center for Internet Security’s (CIS) control framework.
We utilize a defense-in-depth approach, layering security starting with cloud-based tools through our perimeter all the way to the client and server end points with End Point Detection and Response solutions. We continue to invest and align advances in technology to strengthen our security posture. This year, for example, we implemented additional protections against phishing attacks by utilizing artificial intelligence to further strengthen our defense. Cyber risks and incidents are categorized by severity, evaluated for materiality, responded to based on defined incident response playbooks and then remediated accordingly. We perform organized tabletop exercises to test these practices and identify areas where opportunities for improvement can occur.
We acknowledge that—even with advanced security tools—we are only as strong as the people that use our technology. That is why we design phishing simulations and require multiple security trainings for every employee annually. Our partnerships with law enforcement, the Oil and Natural Gas Information Sharing Center and our third party partners continually mature our cyber program as threats evolve.
Engaging Third Parties on Risk Management
Recognizing the complexity and evolving nature of cybersecurity risk, we leverage strategic external partnerships to assess and mitigate cybersecurity threats to us. For example, in addition to our security analysts, we partner with third parties that provide 24/7 security operations monitoring, enhancing our response time. We are also audited by third parties for compliance with information security standards and assess vulnerabilities annually, providing additional expertise that strengthens our security posture.
Managing Third Party Risk
We also recognize the risks associated with the use of vendors, service providers and other third parties that provide information system services to us, process information on our behalf, or have access to our information systems, and we have processes in place to oversee and manage these risks. We maintain ongoing monitoring to ensure compliance with our cybersecurity standards.
Risks from Cybersecurity Incidents
As of December 31, 2023, and for the past four years, we have identified no security incidents or breaches that are material, or likely to be material, to our business strategy, results or financial condition.

Cybersecurity Governance
We involve multiple levels of oversight as a part of our approach to cybersecurity risk management.
Risk Management Personnel
Cybersecurity remains a top identified enterprise-wide risk for our business and is overseen by our Chief Information Officer who is responsible for identifying and mitigating information security risks. Our current CIO has 20 years of industry experience and over 10 years of experience with the development, training and controls of effective global enterprise cybersecurity programs. The CIO’s responsibilities include but are not limited to: (i) reviewing our enterprise risk register and functional risk register; (ii) maintaining adequate processes to manage the identified risks under our cybersecurity program; (iii) analyzing logs of cybersecurity threats and vulnerabilities; (iv) overseeing prevention, detection, mitigation and remediation efforts; and (v) developing, maintaining, and ensuring team familiarity with the above‑mentioned incident response plan. Additionally, we maintain an experienced information technology team at the employee level that supports our Chief Information Officer in implementing our cybersecurity program and internal reporting, security and mitigation functions.
Board of Director Oversight
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
Shareholders
At the close of business on February 14, 2024, there were approximately 8,635 holders of record of our Common Stock.
Dividends
Subsequent to our emergence from bankruptcy, we have not paid dividends on our Common Stock. The declaration and payment of any future Common Stock dividend will be at the full discretion of the Board of Directors and will depend on our financial results, cash requirements, future prospects and other factors deemed relevant by our Board. Our Credit Facility also requires us to meet certain financial covenants at the time dividend payments are made.
During the years ended December 31, 2023 and December 31, 2022, the Company paid $4.8 million and $5.4 million, respectively, of cash dividends to holders of our Preferred Stock. During the Prior Successor Period, the Company paid dividends on our Preferred Stock, which included 3,071 shares of Preferred Stock paid in kind, approximately $55 thousand of cash-in-lieu of fractional shares, and $1.5 million of cash dividends to holders of our Preferred Stock.
Issuer Purchases of Equity Securities
In November 2021 the Company's Board of Directors approved the Repurchase Program to acquire up to $100 million of common stock, which has subsequently been increased up to $650 million and extended through December 31, 2024. Purchases under the Repurchase Program may be made from time to time in open market or privately negotiated transactions, and will be subject to available liquidity, market conditions, credit agreement restrictions, applicable legal requirements, contractual obligations and other factors. The Repurchase Program does not require the Company to acquire any specific number of shares of common stock. The Company intends to purchase shares under the Repurchase Program with available funds while maintaining sufficient liquidity to fund its capital development program. The Repurchase Program may be suspended from time to time, modified, extended or discontinued by the Board of Directors at any time. As of December 31, 2023, the Company had repurchased 4.4 million shares for $399.6 million at a weighted average price of $91.53 per share.
The following table provides a summary of our Common Stock repurchase activity for the three months ended December 31, 2023:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Approximate maximum dollar value of shares that may yet be purchased under the plans or programs
October 1 - October 31	8,446	$115.40	8,398	$315,350,000
November 1 - November 30	94,240	$131.89	94,240	$302,921,000
December 1 - December 31	387,116	$135.83	387,037	$250,351,000
Total	489,802	$134.72	489,675
_____________________
(1)    We repurchased and canceled 48 and 79 shares of our Common Stock at a weighted average price of $123.84 and $121.31 to satisfy tax withholding requirements incurred upon the vesting of restricted stock unit awards during October and December 2023, respectively.
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
The performance graph below illustrates changes over the period of May 19, 2021 through December 31, 2023, in cumulative total stockholder return on the Successor Common Stock as measured against the cumulative total return of the S&P 500 Index and the S&P Oil & Gas Exploration and Production Index. The graph tracks the performance of a $100 investment in our Common Stock and in each index (with the reinvestment of all dividends for the index securities) from May 19, 2021 to December 31, 2023.

$200
$175
$150
$125
$100
$75
05/19/21
06/30/21
09/30/21
12/31/21
03/31/22
06/30/22
09/30/22
12/31/22
03/30/23
06/30/23
09/30/23
12/31/23
Gulfport Energy Corporation
S&P 500 Index
S&P Oil & Gas Exploration & Production Index

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis represents management’s perspective of our business, financial condition and overall performance. This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future and should be read in conjunction with “Item 8. Financial Statements and Supplementary Data” of this report. The following information updates the discussion of Gulfport's financial condition provided in its 2022 Annual Report on Form 10-K filing and compares the results of operations for the year ended December 31, 2023 to the period ended December 31, 2022. Discussions of 2021 items and comparisons between 2022, Prior Successor Period and Prior Predecessor Period that are not included in this Form 10-K can be found in "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2022.

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
Recent Developments
Leadership Changes
In January 2023, our CEO Tim Cutt, resigned his position as CEO. Mr. Cutt, who served as CEO and Chairman since 2021, retained his position of Chairman of the Board of Directors. Subsequent to Mr. Cutt's resignation, Gulfport named John Reinhart President and CEO and Director, effective January 24, 2023. In addition, Matthew Rucker joined Gulfport's leadership team as Senior Vice President of Operations.
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
On December 14, 2023, Gulfport completed an underwritten public offering of 653,464 shares of its common stock by certain stockholders at a price to the public of $128.21 per share. Gulfport did not sell any of its common stock as part of this offering and did not receive any proceeds from the sale of the shares sold by the selling stockholders.

Stock Repurchase Program
On September 20, 2023, the Company's Board of Directors approved an increase to the authorized common stock Repurchase Program from $400 million to $650 million, extending the Repurchase Program through December 31, 2024. During the year ended December 31, 2023, the Company repurchased 1.5 million shares for $148.9 million at a weighted average price of $101.53 per share. As of December 31, 2023, the Company repurchased 4.4 million shares for $399.6 million at a weighted average price of $91.53 per share since the inception of the Repurchase Program.
Inflation, Rising Interest Rates and Changes in Commodity Prices
During 2023, the Federal Reserve has continued to tighten monetary policy by approving a series of increases to the Federal Funds Rate to combat the current inflationary environment. Furthermore, the Chairman of the Federal Reserve signaled that the Federal Reserve would continue to take necessary action to bring inflation down and to ensure price stability. The inflationary environment has impacted interest rates on our Credit Facility borrowings throughout 2023. Interest rates on our Credit Facility borrowings have increased from a weighted average of 5.19% for the year ended December 31, 2022, to 8.15% for the year ended December 31, 2023. Additional increases in interest rates may have a negative impact on the Company’s ability to continue to execute its business strategy.
Our revenues, the value of our assets, and our ability to obtain bank loans or additional capital on attractive terms have been and will continue to be affected by changes in natural gas, oil and NGL prices and the costs to produce our reserves. Natural gas, oil and NGL prices are subject to significant fluctuations that are beyond our ability to control or predict. Certain of our capital expenditures and expenses are affected by general inflation and we expect costs for 2024 to continue to be a function of supply and demand; however, we do not expect inflation to significantly impact cash flow in 2024 as a result of commitments that were entered into during 2023.
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
2023 Operational and Financial Highlights
During 2023, we had the following notable achievements:
•Reported total net production of 1,054 MMcfe per day.
•Generated $723.2 million of operating cash flows.
•Turned to sales 24 gross (21.9 net) wells, which included our first two operated Marcellus wells.
•Total lease operating expenses, midstream costs and taxes other than income per Mcfe decreased 13%.
•Expanded common share repurchase program to $650 million and returned $148.9 million to shareholders through the repurchase of 1.5 million shares at a weighted average price of $101.53 per share.
•Reduced total debt by $27 million.
•Achieved MIQ certification for all Appalachian assets.
•Reported year-end estimated net proved reserves of 4.2 Tcfe.

Business and Industry Outlook
The Company's primary focus going into 2024 is its continued attention on reducing cycle times and operating costs to improve margins and ultimately support our expected free cash flow generation. We are committed to an emphasis on sustainability and we will continue to prioritize safety, environmental stewardship, and maintaining strong relationships with the communities in which we operate. Throughout the year, we plan to maintain capital discipline, prioritizing free cash flow generation and preserving our strong financial position, while returning capital to shareholders and increasing our resource depth through incremental leasehold opportunities.

In 2023, natural gas prices continued to be volatile as spot prices ranged from $1.74 to $3.78 per MMBtu. Henry Hub averaged $2.53 per MMBtu in 2023 vs $6.44 per MMBtu in 2022. As we look into 2024, we expect continued volatility in natural gas prices. To mitigate our exposure to commodity market volatility and to help provide a level of certainty around our financial strength, we have entered into a combination of natural gas swaps and collars, representing approximately 54% of our expected 2024 production, at an average floor price of $3.70 per Mcf.
Our 2024 capital expenditure program is expected to be in a range of $380 million to $420 million. With the weakening in commodity prices, we could begin to see additional deflationary pressures during 2024 as well as less frequent supply chain constraints.

Results of Operations
Comparison of the Year Ended December 31, 2023 and 2022
We reported net income of $1.5 billion for the year ended December 31, 2023, compared to a net income of 494.7 million for the year ended December 31, 2022. The material changes that lead to the increase in net income are further discussed by category on the following pages. Some totals and changes throughout the below section may not sum or recalculate due to rounding.
Natural Gas, Oil and Condensate and NGL Production and Pricing (sales totals in thousands)

	Successor
	Year Ended December 31, 2023	Year Ended December 31, 2022
Natural gas (MMcf/day)
Utica & Marcellus production volumes	766	674
SCOOP production volumes	194	209
Total production volumes	960	883
Total sales	$831,812	$1,998,452
Average price without the impact of derivatives ($/Mcf)	$2.37	$6.20
Impact from settled derivatives ($/Mcf)	$0.42	$(3.11)
Average price, including settled derivatives ($/Mcf)	$2.79	$3.09

Oil and condensate (MBbl/day)
Utica & Marcellus production volumes	1	1
SCOOP production volumes	3	4
Total production volumes	4	4
Total sales	$99,854	$147,444
Average price without the impact of derivatives ($/Bbl)	$73.27	$91.58
Impact from settled derivatives ($/Bbl)	$(2.53)	$(24.32)
Average price, including settled derivatives ($/Bbl)	$70.74	$67.26

NGL (MBbl/day)
Utica & Marcellus production volumes	2	2
SCOOP production volumes	10	10
Total production volumes	12	12
Total sales	$119,717	$184,963
Average price without the impact of derivatives ($/Bbl)	$27.29	$41.26
Impact from settled derivatives ($/Bbl)	$2.07	$(2.80)
Average price, including settled derivatives ($/Bbl)	$29.36	$38.46

Total (MMcfe/day)
Utica & Marcellus production volumes	784	693
SCOOP production volumes	270	290
Total production volumes	1,054	983
Total sales	$1,051,383	$2,330,859
Average price without the impact of derivatives ($/Mcfe)	$2.73	$6.49
Impact from settled derivatives ($/Mcfe)	$0.40	$(2.94)
Average price, including settled derivatives ($/Mcfe)	$3.13	$3.55

	Successor
	Year Ended December 31, 2023	Year Ended December 31, 2022	% Change
Natural gas	$831,812	$1,998,452	(58)%
Oil and condensate	99,854	147,444	(32)%
NGL	119,717	184,963	(35)%
Total natural gas, oil and condensate and NGL sales	$1,051,383	$2,330,859	(55)%
The decrease in natural gas sales without the impact of derivatives when comparing the year ended December 31, 2023, to the year ended December 31, 2022, was due to a 62% decrease in realized natural gas prices, partially offset by a 9% increase in sales volumes. The realized price change was primarily driven by the decrease in the average Henry Hub gas index from $6.64 per Mcf in the year ended December 31, 2022, to $2.74 per Mcf during the year ended December 31, 2023. The 9% increase in natural gas production was due to our 2022 and 2023 development programs in the Utica/Marcellus partially offset by natural declines and limited activity in the SCOOP.
The decrease in oil and condensate sales without the impact of derivatives when comparing the year ended December 31, 2023, to the year ended December 31, 2022, was due to a 20% decrease in realized oil prices and a 15% decrease in sales volumes. The realized price change was primarily driven by the decrease in the average WTI crude index from $94.23 per barrel in the year ended December 31, 2022, to $77.62 per barrel during the year ended December 31, 2023. The 15% decrease in oil and condensate production was due to natural declines and limited activity in the SCOOP.
The decrease in NGL sales without the impact of derivatives when comparing the year ended December 31, 2023, to the year ended December 31, 2022, was due to a 34% decrease in realized prices, partially offset by a 2% decrease in NGL sales volumes. The realized price change was primarily driven by the decrease in the average Mont Belvieu NGL index from $45.39 per barrel in the year ended December 31, 2022, to $30.07 per barrel during the year ended December 31, 2023. The NGL production remained consistent when comparing the year ended December 31, 2023 to the year ended December 31, 2022.

Natural Gas, Oil and NGL Derivatives (in thousands)
The total natural gas, oil and NGL volumes hedged for the year ended December 31, 2023 and 2022, represented approximately 95% and 86%, respectively, of our total sales volumes for the applicable year.

	Successor
	Year Ended December 31, 2023	Year Ended December 31, 2022
Natural gas derivatives - fair value gains	$584,563	$32,797
Natural gas derivatives - settlement gains (losses)	146,381	(1,002,098)
Total gains (losses) on natural gas derivatives	730,944	(969,301)

Oil and condensate derivatives - fair value gains	5,971	6,618
Oil and condensate derivatives - settlement losses	(3,272)	(39,163)
Total gains (losses) on oil and condensate derivatives	2,699	(32,545)

NGL derivatives - fair value (losses) gains	(2,414)	14,648
NGL derivatives - settlement gains (losses)	9,090	(12,549)
Total gains on NGL derivatives	6,676	2,099

Total gains (losses) on natural gas, oil and NGL derivatives	$740,319	$(999,747)
We recognize fair value changes on our natural gas, oil and NGL derivative instruments in each reporting period. The changes in fair value resulted from new positions and settlements that occurred during each period, as well as the relationship between contract prices and the associated forward curves. The significant change in the total gain (loss) for the year ended December 31, 2023 compared to the year ended December 31, 2022, was primarily the result of a significant decrease in futures pricing for oil, natural gas, and NGLs. The fair value gains of our hedging program totaled $588.1 million for the year ended December 31, 2023 compared to $54.1 million for the year ended December 31, 2022. Settlement gains (losses) in the table above represent realized cash gains or losses to the instruments described in Note 13 of our consolidated financial statements. Our hedging program generated cash receipts of $152.2 million for the year ended December 31, 2023, compared to cash settlements of $1,053.8 million for the year ended December 31, 2022.
Lease Operating Expenses (in thousands, except per unit)

	Successor
	Year Ended December 31, 2023	Year Ended December 31, 2022	% Change
Lease operating expenses
Utica & Marcellus	$44,394	$43,775	1%
SCOOP	24,254	21,015	15%
Total lease operating expenses	$68,648	$64,790	6%

Lease operating expenses per Mcfe
Utica & Marcellus	$0.16	$0.17	(6)%
SCOOP	0.25	0.20	25%
Total lease operating expenses per Mcfe	$0.18	$0.18	—%
The increase in total LOE for the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily the result of a 7% increase in production. LOE per unit for the year ended December 31, 2023 was consistent with the year ended December 31, 2022.

Taxes Other Than Income (in thousands, except per unit)

	Successor
	Year Ended December 31, 2023	Year Ended December 31, 2022	% Change
Production taxes	$25,564	$48,145	(47)%
Property taxes	6,160	7,146	(14)%
Other	1,993	4,847	(59)%
Total taxes other than income	$33,717	$60,139	(44)%
Total taxes other than income per Mcfe	$0.09	$0.17	(47)%
The decrease in total and per unit taxes other than income for the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily related to a decrease in production taxes resulting from the decrease in our natural gas, oil and NGL revenues excluding the impact of hedges discussed above.
Transportation, Gathering, Processing and Compression (in thousands, except per unit)

	Successor
	Year Ended December 31, 2023	Year Ended December 31, 2022	% Change
Transportation, gathering, processing and compression	$348,631	$357,246	(2)%
Transportation, gathering, processing and compression per Mcfe	$0.91	$1.00	(9)%
Transportation, gathering, processing and compression for the year ended December 31, 2023, compared to the year ended December 31, 2022, decreased on a per unit basis primarily as a result of lower minimum volume commitments as a result of our 7% increase in production.
Depreciation, Depletion and Amortization (in thousands, except per unit)

	Successor
	Year Ended December 31, 2023	Year Ended December 31, 2022	% Change
Depreciation, depletion and amortization of oil and gas properties	$318,473	$266,449	20%
Depreciation, depletion and amortization of other property and equipment	1,242	1,312	(5)%
Total depreciation, depletion and amortization	$319,715	$267,761	19%
Total depreciation, depletion and amortization per Mcfe	$0.83	$0.74	12%
The increase in total and per unit depreciation, depletion and amortization of our oil and gas properties for the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily the result of our drilling and development activities subsequent to 2022.

General and Administrative Expenses (in thousands, except per unit)

	Successor
	Year Ended December 31, 2023	Year Ended December 31, 2022	% Change
General and administrative expenses, gross	$75,180	$68,495	10%
Reimbursed from third parties	(13,770)	(13,035)	6%
Capitalized general and administrative expenses	(22,810)	(20,156)	13%
General and administrative expenses, net	$38,600	$35,304	9%
General and administrative expenses, net per Mcfe	$0.10	$0.10	—%
The increase in total general and administrative expenses for the year ended December 31, 2023, compared to the year ended December 31, 2022, was primarily driven by increases in employee headcount and compensation as well as legal expenses related to the continued administration of our Chapter 11 filing and settlement of a firm transportation agreement as noted in Note 19 of our consolidated financial statements.
Restructuring Costs
During the year ended December 31, 2023, Gulfport recognized $4.8 million in personnel-related restructuring expenses associated with changes in the organizational structure and leadership team resulting from the appointment of Gulfport's new CEO in January 2023. Of these expenses, $1.3 million resulted from accelerated vesting of share-based grants, which are non-cash charges. The organizational changes were completed in the second quarter of 2023 and there are no remaining employee termination liabilities associated with these changes.
Interest Expense (in thousands, except per unit)

	Successor
	Year Ended December 31, 2023	Year Ended December 31, 2022	% Change
Interest on 2026 Senior Notes	$44,000	$44,000	—%
Interest on Credit Facility	13,810	12,799	8%
Amortization of loan costs	3,256	2,914	12%
Capitalized interest	(4,147)	—	100%
Other	150	60	150%
Total interest expense	$57,069	$59,773	(5)%
Interest expense per Mcfe	$0.15	$0.17	(12)%
Interest expense on our Credit Facility increased 8% for the year ended December 31, 2023, compared to the year ended December 31, 2022, as a result of increased interest rates resulting from the current inflationary environment. The Company also capitalized $4.1 million in interest expense for the year ended December 31, 2023, and did not capitalize interest expense for the year ended December 31, 2022.

Other, net (in thousands)

	Successor
	Year Ended December 31, 2023	Year Ended December 31, 2022	% Change
Other, net	$(27,982)	$(11,348)	147%
Other, net in the Company's consolidated statements of operations for the year ended December 31, 2023, included $17.8 million receipt of funds related to the interim TC claim distribution and a $1 million administrative payment to Rover as part of the executed settlement that occurred in the first quarter of 2023. Additionally, in the fourth quarter of 2023, Gulfport received an additional $8.3 million distribution related to its TC claim. Gulfport does not expect to receive additional distributions from the liquidating trust for its TC claim. The distributions and settlement is more fully described in Note 19 of our consolidated financial statements. Other, net included a $5.0 million recoupment of previously placed collateral for certain firm transportation commitments during our Chapter 11 filing.
Other, net in the Company's consolidated statements of operations for the year ended December 31, 2022, included $11.5 million related to the initial TC claim distribution as discussed in Note 19 of our consolidated financial statements. Additionally, Other, net included a $5.1 million payment to settle certain gas imbalance positions and a $5.2 million receipt of funds from a litigation settlement.
Income Taxes (in thousands)
For the year ended December 31, 2023, we had an effective tax rate of (56)% and an income tax benefit of $525.2 million. The income tax benefit primarily related to the partial release of the valuation allowance maintained against our net deferred tax asset position. For the year ended December 31, 2022, the Company's effective tax rate was 0% and we did not record any income tax expense, as a result of maintaining a full valuation allowance against our net deferred tax asset. See Note 11 of our consolidated financial statements for further discussion of our income tax benefit.
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
For the year ended December 31, 2023, our primary sources of capital resources and liquidity have consisted of internally generated cash flows from operations, and our primary uses of cash have been for development of our oil and natural gas properties, share repurchases and discretionary acreage acquisitions.
We believe our annual free cash flow generation, borrowing capacity under the Credit Facility and cash on hand will provide sufficient liquidity to fund our operations, capital expenditures, interest expense and share repurchases during the next 12 months and the foreseeable future.
To the extent actual operating results, realized commodity prices or uses of cash differ from our assumptions, our liquidity could be adversely affected. See Note 5 of our consolidated financial statements for further discussion of our debt obligations, including principal and carrying amounts of our senior notes.
As of December 31, 2023, we had $1.9 million of cash and cash equivalents compared to $7.3 million as of December 31, 2022, and a net working capital of $52.4 million as of December 31, 2023, compared to a net working capital deficit of $391.1 million as of December 31, 2022. As of December 31, 2023, our net working capital includes no debt due in the next 12 months. Our total principal amount of funded debt as of December 31, 2023, was $668.0 million compared to $695.0 million as of December 31, 2022. See Note 5 of our consolidated financial statements for further discussion of our debt obligations, including principal and carrying amounts of our notes.

As of February 26, 2024, we had $7.1 million of cash and cash equivalents, $51.0 million borrowings under our Credit Facility, $63.8 million of letters of credit outstanding, and $550 million of outstanding 2026 Senior Notes.
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
See Note 5 of our consolidated financial statements for additional discussion of our outstanding debt.
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
During the year ended December 31, 2023, and the year ended December 31, 2022, the Company paid $4.8 million and $5.4 million, respectively, of cash dividends to holders of our Preferred Stock.

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
Subsequent to December 31, 2023 and as of February 26, 2024, we entered into the following natural gas, oil, and NGL derivative contracts:

Period	Type of Derivative Instrument	Index	Daily Volume	Weighted Average Price
Natural Gas			(MMBtu/d)	($/MMBtu)
2024	Swaps	NYMEX Henry Hub	40,219	$2.66
2024	Basis Swaps	TETCO M2	18,306	$(0.90)
2025	Basis Swaps	TETCO M2	100,000	$(0.99)
2025	Costless Collars	NYMEX Henry Hub	30,000	$3.25 / $4.03
NGL			(Bbl/d)	($/Bbl)
2025	Swaps	Mont Belvieu C3	1,000	$30.14

Contractual and Commercial Obligations. The following table sets forth our contractual and commercial obligations at December 31, 2023 (in thousands):

	Payment due by period
Contractual Obligations	Total	2024	2025-2026	2027-2028	2029 and Thereafter
Long-term debt(1):
Principal	$668,000	$—	$550,000	$118,000	$—
Interest	108,167	44,000	64,167	—	—
Firm transportation and gathering contracts(2)	1,364,389	219,367	271,985	273,006	600,031
Other operational commitments(3)	28,938	28,938	—	—	—
Operating lease liabilities(4)	14,298	12,958	1,330	10	—
Total contractual cash obligations(5)	$2,183,792	$305,263	$887,482	$391,016	$600,031
_____________________
(1)    The maturities of our debt obligations and associated interest reflect their original expiration dates and do not reflect any acceleration due to any events of default pertaining to these obligations. See Note 5 of our consolidated financial statements for a description of our long-term debt.
(2)    See Note 18 of our consolidated financial statements for further discussion of our firm transportation and gathering commitments.
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
Off-balance Sheet Arrangements. We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of December 31, 2023, our material off-balance sheet arrangements and transactions include $63.8 million in letters of credit outstanding against our Credit Facility and $43.3 million in surety bonds issued. Both the letters of credit and surety bonds are being used as financial assurance, primarily for certain firm transportation agreements. Additionally, the Company entered into various contractual commitments to purchase inventory and other material to be used in future activities. The Company's commitment to purchase these materials spans 2024, with approximately $28.9 million remaining. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources. See Note 18 of our consolidated financial statements for further discussion of the various financial guarantees we have issued.
Capital Expenditures. Our capital expenditures have historically been related to the execution of our drilling and completion activities in addition to certain lease acquisition activities. Our capital investment strategy is focused on prudently developing our existing properties to generate sustainable cash flow considering current and forecasted commodity prices. For the year ended December 31, 2023, the Company's incurred capital expenditures totaled $491.5 million, of which $388.6 million related to drilling and completion activities, $54.8 million related to maintenance leasehold and land investment and $48.0 million related to discretionary acreage acquisitions.
Our drilling and completion capital expenditures for 2024 are currently estimated to be in the range of $330 million to $360 million. Also, we currently expect to spend approximately $50 million to $60 million in 2024 for maintenance leasehold and land investment, which is focused on near-term drilling programs and facilitating increases in our working interests and lateral footage in units we plan to drill in 2024 and 2025. We expect this capital program to result in approximately 1,045 to 1,080 MMcfe per day of production in 2024.
Additionally, we are pursuing accretive acreage opportunities that expand our resource depth and provide additional optionality to our near term development plans and intend to allocate approximately $40 million for discretionary acreage acquisitions.
Commodity Price Risk. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. During 2023, WTI prices ranged from $66.61 to $93.67 per barrel and the Henry Hub spot market price of natural gas ranged from $1.74 to $3.78 per MMBtu. During 2022, WTI prices ranged from $71.05 to $123.64 per barrel and the Henry Hub spot market price of natural gas ranged from $3.46 to $9.85 per MMBtu. If the prices of oil and natural gas decline further, our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves may be materially and adversely affected. In addition, lower oil and natural gas prices may reduce the amount of oil and natural gas that we can produce economically. This may result in our having to make substantial downward adjustments to our estimated proved reserves. If this occurs or if our production estimates change or our exploration or development activities are curtailed, full cost accounting rules may require us to write-down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties. Reductions in commodity prices and/or our reserves could also negatively impact the borrowing base under our revolving credit facility, which could limit our liquidity and ability to fund development activities.
See Item 7A. "Quantitative and Qualitative Disclosures about Market Risk" for further information regarding our open derivative instruments at December 31, 2023.
Sources and Uses of Cash
The following table presents the major changes in cash and cash equivalents for the year ended December 31, 2023 and December 31, 2022 (in thousands):

	Successor
	Year Ended December 31, 2023	Year Ended December 31, 2022
Net cash provided by operating activities	$723,181	$739,077
Additions to oil and natural gas properties	(537,360)	(460,780)
Debt activity, net	(27,000)	(19,000)
Repurchases of Common Stock	(149,165)	(250,482)
Preferred Stock dividends	(4,840)	(5,444)
Other	(10,146)	628
Net change in cash and cash equivalents	(5,330)	3,999
Cash and cash equivalents at end of period	$1,929	$7,259
Net cash provided by operating activities. Net cash provided by operating activities was $723.2 million for the year ended December 31, 2023, compared to $739.1 million for the year ended December 31, 2022. The decrease was primarily the result of a decrease in revenue due to a decline in commodity prices partially offset by an increase of cash receipts from settled derivative instruments.
Additions to oil and natural gas properties. During the year ended December 31, 2023, we spud 20 gross (17.9 net) wells and commenced sales from 22 gross (20.2 net) wells in the Utica/Marcellus for a total cost of approximately $344.4 million and we spud 5 gross (3.2 net) and commenced sales from 2 gross (1.7 net) wells in the SCOOP for a total cost of approximately $37.3 million. Additionally, the Company incurred $54.8 million related to maintenance leasehold and land investment and $48.0 million related to discretionary acreage acquisitions.

Drilling and completion costs discussed above reflect incurred costs while drilling and completion costs presented in the table below reflect cash payments for drilling and completions. Incurred capital expenditures and cash capital expenditures may vary from period to period due to the cash payment cycle. Cash capital expenditures for the year ended December 31, 2023 and December 31, 2022, were as follows (in thousands):

	Successor
	Year Ended December 31, 2023	Year Ended December 31, 2022
Oil and Natural Gas Property Cash Expenditures:
Drilling and completion costs	$413,258	$410,281
Leasehold acquisitions	101,191	32,708
Other	22,911	17,791
Total oil and natural gas property expenditures	$537,360	$460,780
Debt activity, net. During the year ended December 31, 2023, the Company had $971.0 million and $998.0 million in borrowings and repayments, respectively, on its Credit Facility. As of February 26, 2024, the Company had $51.0 million in borrowings outstanding on its Credit Facility.
Repurchases of Common Stock. During the year ended December 31, 2023, the Company repurchased 1.5 million shares for approximately $148.9 million under the Repurchase Program at a weighted average price of $101.53 per share. For the same period in 2022, the Company repurchased 2.9 million shares for $250.8 million at a weighted average price of $86.47 per share. As of February 26, 2024, we repurchased 4.5 million shares for approximately $413.6 million under the Repurchase Program at a weighted average price of $92.41 per share.
Preferred Stock Dividends. During the year ended December 31, 2023, the Company paid $4.8 million of cash dividends to holders of our Preferred Stock compared to $5.4 million in the year ended December 31, 2022.
Other. During the year ended December 31, 2023, the Company paid other expenses of $10.1 million, as compared to other expenses of $0.6 million paid during the year ended December 31, 2022. The increase was primarily related to a $6.8 million increase in debt issuance costs as a result of the Third Amendment to the Credit Facility which increased the commitment and redetermined its borrowing base, as discussed in Note 5 of our consolidated financial statements.
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
Two primary factors impacting this test are reserve estimates and the unweighted arithmetic average of the prices on the first day of each month within the 12-month period ended December 31, 2023. Downward revisions to estimates of oil and natural gas reserves and/or unfavorable prices can have a material impact on the present value of estimated future net revenues. Any excess of the net book value, less deferred income taxes, is generally written off as an expense. The Company did not record an impairment of its oil and natural gas properties for the year ended December 31, 2023 or December 31, 2022. See Oil and Natural Gas Properties in Note 1 of our consolidated financial statements for further information on the full cost method of accounting.
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
As of December 31, 2023, our natural gas, oil, and NGL derivative instruments consisted of the following types of instruments:
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
Our hedge arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or commodity prices increase. At December 31, 2023, we had a net asset derivative position of $240.2 million, compared to a net liability derivative position of $347.9 million as of December 31, 2022. Utilizing actual derivative contractual volumes, a 10% increase in underlying commodity prices would have decreased our asset by approximately $88.3 million, while a 10% decrease in underlying commodity prices would have increased our asset by approximately $86.5 million. However, any realized derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument. For more information regarding the Company's commodity derivative transactions, refer to Note 13 of our consolidated financial statements.
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
Interest Rate Risk. Our Credit Facility is structured under floating rate terms, as advances under these facilities may be in the form of either base rate loans or term benchmark loans. As such, our interest expense is sensitive to fluctuations in the prime rates in the United States or, if the term benchmark rates are elected, the term benchmark rates. At December 31, 2023, we had $118.0 million in borrowings outstanding under our Credit Facility which bore interest at the weighted average rate of 8.15% for the year ended December 31, 2023. A 1% increase in the average interest rate would increase interest expense by approximately $1.2 million based on outstanding borrowings under our Credit Facility at December 31, 2023. As of December 31, 2023, we did not have any interest rate swaps to hedge our interest risks.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Gulfport Energy Corporation
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Gulfport Energy Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023 and 2022 (Successor), the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity (deficit), and cash flows for the years ended December 31, 2023 and 2022 (Successor), the period from May 18, 2021 through December 31, 2021 (Successor) and the period from January 1, 2021 through May 17, 2021(Predecessor), and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 (Successor), and the results of its operations and its cash flows for the years ended December 31, 2023 and 2022 (Successor), the period from May 18, 2021 through December 31, 2021 (Successor) and the period from January 1, 2021 through May 17, 2021(Predecessor), in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 28, 2024 expressed an unqualified opinion.
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
Depletion, depreciation and amortization expense and impairment of oil and gas properties impacted by the Company’s estimation of proved reserves
As described further in Note 1 and Note 4 to the financial statements, the Company uses the full cost method of accounting for oil and gas operations. This accounting method requires management to make estimates of proved reserves and related future net cash flows to compute and record depletion, depreciation and amortization, as well as to assess potential impairment of oil and gas properties (the full cost ceiling test). To estimate the volume of proved oil and gas reserve quantities, management makes significant estimates and assumptions including forecasting the production decline rate of producing properties and forecasting the timing and volume of production associated with the Company’s development plan for proved undeveloped properties. In addition, the estimation of proved reserves is also impacted by management’s judgments and estimates regarding the financial performance of wells associated with those proved reserves to determine if wells are expected to be economical under the appropriate pricing assumptions that are required in the estimation of depletion, depreciation and amortization expense and assessment of potential impairment. We identified the estimation of proved reserves as it relates to the recognition of depletion, depreciation and amortization expense and the assessment of potential impairment as a critical audit matter.
The principal consideration for our determination that the estimation of proved reserves is a critical audit matter is that relatively minor changes in certain inputs and assumptions that are necessary to estimate the volume and future cash flows of the Company’s proved reserves could have a significant impact on the measurement of depletion, depreciation and amortization expense and the assessment of potential impairment. In turn, auditing those inputs and assumptions required subjective and complex auditor judgment.
Our audit procedures related to the estimation of proved reserves included the following, among others:
•Tested the design and operating effectiveness of internal controls relating to management’s estimation of proved reserves for the purpose of estimating depletion, depreciation and amortization expense and assessment of potential impairment for the Company’s oil and gas properties.
•Evaluated the independence, objectivity, and professional qualifications of the Company’s reserves specialist, made inquiries of those reservoir engineers regarding the process followed and judgments made to estimate the Company’s proved reserve volumes and read the report prepared by the Company’s reserve specialist.
•Evaluated sensitive inputs and assumptions used to determine proved reserve volumes and other cash flow inputs and assumptions that are derived from the Company’s accounting records, such as historical pricing differentials, operating costs, estimated future development costs, and ownership interest. We tested management’s process for determining the assumptions, including examining the underlying support, on a sample basis where applicable. Specifically, our audit procedures involved testing management’s assumptions as follows:
◦Compared the estimated pricing differentials used in the reserve report to realized prices related to revenue transactions recorded in the current year;
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
Evaluation of the realizability of deferred tax assets
As described further in Note 11 to the financial statements, the Company recorded a reduction in the valuation allowance associated with federal and state deferred tax assets of $699.7 million and $23.4 million, based on a change in judgment about the realizability of the Company’s deferred tax assets in future years. Management’s assessment of all available evidence, both positive and negative, supporting the realizability of the Company’s deferred tax assets, as required by applicable accounting standards, resulted in the recognition of a tax benefit for the portion of the Company’s deferred tax assets considered more likely than not to be realized. We identified the evaluation of the realizability of the deferred tax assets as a critical audit matter.
The principal consideration for our determination that the realizability of the deferred tax assets is a critical audit matter is that changes in certain inputs and assumptions, which require a high degree of subjectivity, necessary to estimate the future taxable income could have a significant impact on the measurement of the realizability of the deferred tax asset. In turn, auditing those inputs and assumptions required subjective and complex auditor judgment.
Our audit procedures related to the realizability of deferred tax assets included the following, among others.
•Tested the design and operating effectiveness of key controls relating to the income tax provision which includes the periodic evaluation of the realizability of the deferred tax assets. Specifically, these controls related to the preparation and review of the tax provision, including the estimation of future taxable income required as part of the evaluation and measurement of the release of the valuation allowance.
•Evaluated management's assessment of and weighing of the positive and negative evidence utilized to conclude that a portion of the deferred tax assets were realizable.
•Evaluated the Company’s forecasts of future production volumes by comparing the forecast utilized to the SEC reserve report and evaluating any differences.
•Compared the estimated realized pricing used in the future taxable income forecast to quoted future market pricing for observable periods.
•Compared the net revenue interests used in the forecast of producing reserves and related future taxable income to the Company’s interim and year-end reserve reports.
•Evaluated the lease operating expense, taxes other than income, transportation, gathering, processing and compression expense, and general and administrative expense included in the estimates of future taxable income forecast by comparing to historical actuals.

/s/ GRANT THORNTON LLP
We have served as the Company's auditor since 2005.
Oklahoma City, Oklahoma
February 28, 2024

GULFPORT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	Successor
	December 31, 2023	December 31, 2022
Assets
Current assets:
Cash and cash equivalents	$1,929	$7,259
Accounts receivable—oil, natural gas, and natural gas liquids sales	122,479	278,404
Accounts receivable—joint interest and other	22,221	21,478
Prepaid expenses and other current assets	16,951	7,621
Short-term derivative instruments	233,226	87,508
Total current assets	396,806	402,270
Property and equipment:
Oil and natural gas properties, full-cost method
Proved oil and natural gas properties	2,904,519	2,418,666
Unproved properties	204,233	178,472
Other property and equipment	9,165	6,363
Total property and equipment	3,117,917	2,603,501
Less: accumulated depletion, depreciation and amortization	(865,618)	(545,771)
Total property and equipment, net	2,252,299	2,057,730
Other assets:
Long-term derivative instruments	47,566	26,525
Deferred tax asset	525,156	—
Operating lease assets	14,299	26,713
Other assets	31,487	21,241
Total other assets	618,508	74,479
Total assets	$3,267,613	$2,534,479
Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$309,532	$437,384
Short-term derivative instruments	21,963	343,522
Current portion of operating lease liabilities	12,959	12,414
Total current liabilities	344,454	793,320
Non-current liabilities:
Long-term derivative instruments	18,602	118,404
Asset retirement obligation	29,941	33,171
Non-current operating lease liabilities	1,340	14,299
Long-term debt	667,382	694,155
Total non-current liabilities	717,265	860,029
Total liabilities	1,061,719	1,653,349
Commitments and contingencies (Notes 18 and 19)
Mezzanine equity:
Preferred Stock - $0.0001 par value, 110.0 thousand shares authorized, 44.2 thousand issued and outstanding at December 31, 2023, and 52.3 thousand issued and outstanding at December 31, 2022	44,214	52,295
Stockholders’ equity:
Common Stock - $0.0001 par value, 42.0 million shares authorized, 18.3 million issued and outstanding at December 31, 2023, and 19.1 million issued and outstanding at December 31, 2022	2	2
Additional paid-in capital	315,726	449,243
Common Stock held in reserve, 62.0 thousand shares at December 31, 2023, and 62.0 thousand shares at December 31, 2022	(1,996)	(1,996)
Retained earnings	1,847,948	381,872
Treasury stock, at cost - 0.0 thousand shares at December 31, 2023, and 3.9 thousand shares at December 31, 2022	—	(286)
Total stockholders’ equity	2,161,680	828,835
Total liabilities, mezzanine equity and stockholders’ equity	$3,267,613	$2,534,479
See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Successor			Predecessor
	Year Ended December 31, 2023	Year Ended December 31, 2022	Period from May 18, 2021 through December 31, 2021	Period from January 1, 2021 through May 17, 2021
REVENUES:
Natural gas sales	$831,812	$1,998,452	$906,096	$344,390
Oil and condensate sales	99,854	147,444	81,347	29,106
Natural gas liquid sales	119,717	184,963	105,141	36,780
Net gain (loss) on natural gas, oil and NGL derivatives	740,319	(999,747)	(556,819)	(137,239)
Total revenues	1,791,702	1,331,112	535,765	273,037
OPERATING EXPENSES:
Lease operating expenses	68,648	64,790	32,172	19,524
Taxes other than income	33,717	60,139	30,243	12,349
Transportation, gathering, processing and compression	348,631	357,246	212,013	161,086
Depreciation, depletion and amortization	319,715	267,761	160,913	62,764
Impairment of oil and natural gas properties	—	—	117,813	—
Impairment of other property and equipment	—	—	—	14,568
General and administrative expenses	38,600	35,304	34,465	19,175
Restructuring costs	4,762	—	2,858	—
Accretion expense	2,782	2,746	1,214	1,229
Total operating expenses	816,855	787,986	591,691	290,695
INCOME (LOSS) FROM OPERATIONS	974,847	543,126	(55,926)	(17,658)
OTHER EXPENSE (INCOME):
Interest expense	57,069	59,773	40,853	4,159
Loss on debt extinguishment	—	—	3,040	—
Loss from equity method investments, net	—	—	—	342
Reorganization items, net	—	—	—	(266,898)
Other, net	(27,982)	(11,348)	13,049	1,713
Total other expense	29,087	48,425	56,942	(260,684)
INCOME (LOSS) BEFORE INCOME TAXES	945,760	494,701	(112,868)	243,026
INCOME TAX BENEFIT:
Current	—	—	(39)	(7,968)
Deferred	(525,156)	—	—	—
Total income tax benefit	(525,156)	—	(39)	(7,968)
NET INCOME (LOSS)	1,470,916	494,701	(112,829)	250,994
Dividends on Preferred Stock	(4,840)	(5,444)	(4,573)	—
Participating securities - Preferred Stock	(212,360)	(76,401)	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$1,253,716	$412,856	$(117,402)	$250,994
NET INCOME (LOSS) PER COMMON SHARE:
Basic	$67.24	$20.45	$(5.71)	$1.56
Diluted	$66.46	$20.32	$(5.71)	$1.56
Weighted average common shares outstanding—Basic	18,645	20,185	20,545	160,834
Weighted average common shares outstanding—Diluted	18,902	20,347	20,545	160,834
See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Successor			Predecessor
	Year Ended December 31, 2023	Year Ended December 31, 2022	Period from May 18, 2021 through December 31, 2021	Period from January 1, 2021 through May 17, 2021
Net income (loss)	$1,470,916	$494,701	$(112,829)	$250,994
Foreign currency translation adjustment	—	—	—	2,570
Other comprehensive loss	—	—	—	2,570
Comprehensive income (loss)	$1,470,916	$494,701	$(112,829)	$253,564
See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(In thousands)

	Common Stock		Common Stock Held in Reserve		Treasury Stock	Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at January 1, 2021 (Predecessor)	160,762	$1,607	—	$—	$—	$4,213,752	$(43,000)	$(4,472,859)	$(300,500)
Net income	—	—	—	—	—	—	—	250,994	250,994
Other comprehensive income	—	—	—	—	—	—	2,570	—	2,570
Stock compensation	—	—	—	—	—	6,514	—	—	6,514
Shares repurchased	(96)	(1)	—	—	—	(7)	—	—	(8)
Issuance of restricted stock	228	3	—	—	—	(2)	—	—	1
Accumulated other comprehensive income extinguishment	—	—	—	—	—	—	40,430	—	40,430
Cancellation of Predecessor equity	(160,894)	(1,609)	—	—	—	(4,220,256)	—	4,221,865	—
Issuance of Common Stock	21,525	2	—	—	—	693,773	—	—	693,775
Shares of Common Stock held in reserve	—	—	(1,679)	(54,109)	—	—	—	—	(54,109)
Balance at May 17, 2021 (Predecessor)	21,525	$2	(1,679)	$(54,109)	$—	$693,774	$—	$—	$639,667

Balance at May 18, 2021 (Successor)	21,525	2	(1,679)	(54,109)	—	693,774	—	—	639,667
Net loss	—	—	—	—	—	—	—	(112,829)	(112,829)
Release of Common Stock held in reserve	—	—	741	23,893	—	—	—	—	23,893
Conversion of Preferred Stock	12	—	—	—	—	171	—	—	171
Dividends on Preferred Stock	—	—	—	—	—	(4,573)	—	—	(4,573)
Stock compensation	—	—	—	—	—	3,149	—	—	3,149
Balance at December 31, 2021 (Successor)	21,537	$2	(938)	$(30,216)	$—	$692,521	$—	$(112,829)	$549,478
Net income	—	—	—	—	—	—	—	494,701	494,701
Conversion of Preferred Stock	407	—	—	—	—	5,601	—	—	5,601
Stock compensation	—	—	—	—	—	8,670	—	—	8,670
Repurchase of Common Stock under Repurchase Program	(2,896)	—	—	—	(286)	(250,482)	—	—	(250,768)
Issuance of Common Stock held in reserve	—	—	876	28,220	—	—	—	—	28,220
Issuance of restricted stock, net of shares withheld for income taxes	49	—	—	—	—	(1,623)	—	—	(1,623)
Dividends on Preferred Stock	—	—	—	—	—	(5,444)	—	—	(5,444)
Balance at December 31, 2022 (Successor)	19,097	$2	(62)	$(1,996)	$(286)	$449,243	$—	$381,872	$828,835

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)–CONTINUED
(In thousands)

	Common Stock		Common Stock Held in Reserve		Treasury Stock	Paid-in Capital	Accumulated Other Comprehensive (Loss) Income	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity (Deficit)
	Shares	Amount	Shares	Amount
Balance at January 1, 2023 (Successor)	19,097	$2	(62)	$(1,996)	$(286)	$449,243	$—	$381,872	$828,835
Net income	—	—	—	—	—	—	—	1,470,916	1,470,916
Conversion of Preferred Stock	593	—	—	—	—	8,081	—	—	8,081
Stock compensation	—	—	—	—	—	13,525	—	—	13,525
Repurchase of Common Stock under Repurchase Program	(1,470)	—	—	—	286	(151,912)	—	—	(151,626)
Issuance of Common Stock held in reserve	68	—	—	—	—	—	—	—	—
Issuance of restricted stock, net of shares withheld for income taxes	—	—	—	—	—	(3,207)	—	—	(3,207)
Dividends on Preferred Stock	—	—	—	—	—	(4)	—	(4,840)	(4,844)
Balance at December 31, 2023 (Successor)	18,288	$2	(62)	$(1,996)	$—	$315,726	$—	$1,847,948	$2,161,680
See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Successor			Predecessor
	Year Ended December 31, 2023	Year Ended December 31, 2022	Period from May 18, 2021 through December 31, 2021	Period from January 1, 2021 through May 17, 2021
Cash flows from operating activities:
Net income (loss)	$1,470,916	$494,701	$(112,829)	$250,994
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	319,715	267,761	160,913	62,764
Impairment of oil and natural gas properties	—	—	117,813	—
Impairment of other property and equipment	—	—	—	14,568
Loss from equity investments	—	—	—	342
Loss on debt extinguishment	—	—	3,040	—
Net (gain) loss on derivative instruments	(740,319)	999,747	556,819	137,239
Net cash receipts (payments) on settled derivative instruments	152,199	(1,053,810)	(322,857)	(3,361)
Non-cash reorganization items, net	—	—	—	(446,012)
Deferred income tax benefit	(525,156)	—	—	—
Stock-based compensation expense	9,480	5,723	2,045	1,165
Other, net	7,645	5,528	1,085	562
Changes in operating assets and liabilities, net	28,701	19,427	(113,044)	153,894
Net cash provided by operating activities	723,181	739,077	292,985	172,155
Cash flows from investing activities:
Additions to oil and natural gas properties	(537,360)	(460,780)	(207,113)	(102,330)
Proceeds from sale of oil and natural gas properties	2,659	3,360	4,339	15
Other, net	(2,526)	(875)	2,669	4,484
Net cash used in investing activities	(537,227)	(458,295)	(200,105)	(97,831)
Cash flows from financing activities:
Principal payments on Credit Facility	(998,000)	(2,082,000)	(477,000)	—
Borrowings on Credit Facility	971,000	2,063,000	641,000	—
Debt issuance costs and loan commitment fees	(7,068)	(234)	(8,783)	(7,100)
Borrowings on Exit Credit Facility	—	—	406,277	302,751
Principal payments on Exit Credit Facility	—	—	(709,028)	—
Principal payments on DIP Credit Facility	—	—	—	(157,500)
Principal payments on Pre-Petition Revolving Credit Facility	—	—	—	(318,961)
Borrowings on Pre-Petition Revolving Credit Facility	—	—	—	26,050
Dividends on Preferred Stock	(4,840)	(5,444)	(1,503)	—
Proceeds from issuance of Preferred Stock	—	—	—	50,000
Repurchase of Common Stock under Repurchase Program	(108,735)	(250,482)	—	—
Repurchase of Common Stock under Repurchase Program - related party	(40,430)	—	—	—
Other, net	(3,211)	(1,623)	—	(8)
Net cash used in financing activities	(191,284)	(276,783)	(149,037)	(104,768)
Net (decrease) increase in cash and cash equivalents	(5,330)	3,999	(56,157)	(30,444)
Cash and cash equivalents at beginning of period	7,259	3,260	59,417	89,861
Cash and cash equivalents at end of period	$1,929	$7,259	$3,260	$59,417
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
Basis of Presentation
The consolidated financial statements included in this Annual Report are prepared in accordance with GAAP.
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
Accounts Receivable
The Company sells oil and natural gas to various purchasers and participates in drilling, completion and operation of oil and natural gas wells with joint interest owners on properties the Company operates. The related receivables are classified as accounts receivable—oil and natural gas sales and accounts receivable—joint interest and other, respectively. Credit is extended based on evaluation of a customer’s payment history and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers, net of an allowance for doubtful accounts when the Company believes collection is doubtful. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, amounts which may be obtained by an offset against production proceeds due the customer and the condition of the general economy and the industry as a whole. No material allowance was deemed necessary at December 31, 2023 and December 31, 2022.
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

Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the proved oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the 12-month unweighted average of the first-day-of-the-month price, adjusted for any contract provisions or financial derivatives, if any, that hedge the Company’s oil and natural gas revenue (only to the extent that the derivative instruments are treated as cash flow hedges for accounting purposes), and excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of unproved properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, including related deferred taxes for differences between the book and tax basis of the oil and natural gas properties. If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or noncash write-down is required. Ceiling test impairment can result in a significant loss for a particular period; however, future depletion expense would be reduced. A decline in oil and gas prices may result in an impairment of oil and gas properties. The Company recognized a ceiling test impairment of $117.8 million in the second quarter of 2021. There were no impairments recognized in 2022 or 2023.
Such capitalized costs, including the estimated future development costs and site remediation costs of proved undeveloped properties, are depleted by an equivalent units-of-production method, converting barrels to gas at the ratio of one barrel of oil to six Mcf of gas. No gain or loss is recognized upon the disposal of oil and gas properties, unless such dispositions significantly alter the relationship between capitalized costs and proved oil and gas reserves. Oil and gas properties not subject to amortization consist of the cost of unproved leaseholds and totaled approximately $204.2 million and $178.5 million at December 31, 2023 and December 31, 2022, respectively. These costs are reviewed quarterly by management for impairment. If impairment has occurred, the portion of cost in excess of the current value is transferred to the cost of oil and gas properties subject to amortization. Factors considered by management in its impairment assessment include drilling results by Gulfport and other operators, the terms of oil and gas leases not held by production, and available funds for exploration and development.
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
Other Property and Equipment
Other property and equipment is recorded at cost. The Company expenses maintenance and repairs in the period incurred. Depreciation of other property and equipment is provided on a straight-line basis over the estimated useful lives of the related assets, which range from 3 to 30 years.
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
The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2020. As of December 31, 2023, the Company has no unrecognized tax benefits that would have a material impact on the effective rate. The Company recognizes interest and penalties related to income tax matters as interest expense and general and administrative expenses, respectively. See Note 11 for further discussion of the Company's income taxes.
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
Accounting for Stock-based Compensation
Share-based payments to employees and members of its Board of Directors, including grants of restricted stock units and performance vesting restricted stock units, are recognized as equity at the fair value on the date of grant and to be expensed over the applicable vesting period. The vesting periods for restricted shares generally range between one to four years with annual vesting installments. The Company does not recognize expense based on an estimate of forfeitures, but rather recognizes the impact of forfeitures only as they occur.

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
Supplemental cash flow and non-cash information (in thousands)

	Successor			Predecessor
	Year Ended December 31, 2023	Year Ended December 31, 2022	Period from May 18, 2021 through December 31, 2021	Period from January 1, 2021 through May 17, 2021
Supplemental disclosure of cash flow information:
Cash paid for reorganization items, net	$—	$—	$85,706	$87,199
Interest payments, net of amounts capitalized	57,967	57,685	33,295	7,272
Income tax receipts	—	—	(9,381)	—
Changes in operating assets and liabilities, net:
Accounts receivable - oil, natural gas, and natural gas liquids sales	155,925	(45,550)	(52,143)	(60,832)
Accounts receivable - joint interest and other	(743)	(1,095)	(5,178)	(3,005)
Accounts payable and accrued liabilities	(126,329)	59,879	(72,912)	79,193
Prepaid expenses	(215)	4,863	13,559	135,471
Other assets	63	1,330	3,630	3,067
Total changes in operating assets and liabilities, net	$28,701	$19,427	$(113,044)	$153,894
Supplemental disclosure of non-cash transactions:
Capitalized stock-based compensation	$4,046	$2,948	$1,101	$930
Asset retirement obligation capitalized	588	2,169	7,964	546
Asset retirement obligation removed due to divestiture and settlements	(1,267)	(7)	—	—
Asset retirement obligation revisions	(5,077)	2,072	7,762	—
Release of Common Stock held in reserve	—	28,220	23,893	—
Foreign currency translation gain on equity method investments	—	—	—	2,570

Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following (in thousands):

	Successor
	December 31, 2023	December 31, 2022
Revenue payable and suspense	$148,598	$222,991
Accounts payable	43,517	37,807
Accrued capital expenditures	38,322	36,464
Accrued transportation, gathering, processing, and compression	32,849	56,138
Accrued contract rejection damages and shares held in reserve	1,996	40,996
Other accrued liabilities	44,250	42,988
Total accounts payable and accrued liabilities	$309,532	$437,384
Other, net
Other, net in the Company's consolidated statements of operations for the year ended December 31, 2023, included a $17.8 million receipt of funds related to the interim TC claim distribution and a $1 million administrative payment to Rover as part of the executed settlement that occurred in the first quarter of 2023. Additionally, in the fourth quarter of 2023, Gulfport received an additional $8.3 million distribution related to its TC claim. Gulfport does not expect to receive additional distributions from the liquidating trust for its TC claim. The distributions and settlement is more fully described in Note 19. Other, net also included a $5.0 million recoupment of previously placed collateral for certain firm transportation commitments during its Chapter 11 filing.
Other, net in the Company's consolidated statements of operations for the year ended December 31, 2022, included $11.5 million related to the initial TC claim distribution as discussed in Note 19. Additionally, Other, net included a $5.1 million payment to settle certain gas imbalance positions and a $5.2 million receipt of funds from a litigation settlement.
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (Topic 280). The amendments require disclosure for each reportable segment, the significant expense categories and amounts that are regularly provided to the chief operating decision-maker (CODM) and included in each reported measure of a segment’s profit or loss. Additionally, this ASU enhances interim disclosure requirements and provides new segment disclosure requirements for entities with a single reportable segment. ASU 2023-07 is effective retrospectively for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the impact of this standard on our disclosures.
In December 2023, the FASB issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures (Topic 740). The amendment requires annual disclosure of additional categories of information about federal, state, and foreign income taxes in the rate reconciliation table and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. Additionally, the amendment requires disclosure of annual income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. ASU 2023-09 is effective for the Company’s annual reporting periods beginning after December 15, 2024, with early adoption permitted, and should be applied on a prospective basis, with a retrospective option. We are currently evaluating the effect that adoption of ASU 2023-09 will have on our disclosures.

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
The following table summarizes the components in reorganization items, net included in the Company's consolidated statements of operations (in thousands):

Predecessor
Period from January 1, 2021 through May 17, 2021
Legal and professional advisory fees	$81,565
Net gain on liabilities subject to compromise	(575,182)
Fresh start adjustments, net	160,756
Elimination of Predecessor accumulated other comprehensive income	40,430
Debt issuance costs	3,150
Other items, net	22,383
Total reorganization items, net	$(266,898)

4.PROPERTY AND EQUIPMENT
The major categories of property and equipment and related accumulated DD&A are as follows (in thousands):

	Successor
	December 31, 2023	December 31, 2022
Proved oil and natural gas properties	$2,904,519	$2,418,666
Unproved properties	204,233	178,472
Other depreciable property and equipment	8,779	5,977
Land	386	386
Total property and equipment	3,117,917	2,603,501
Accumulated DD&A	(865,618)	(545,771)
Property and equipment, net	$2,252,299	$2,057,730
Oil and Natural Gas Properties
Under the full cost method of accounting, capitalized costs of oil and natural gas properties are subject to a quarterly full cost ceiling test, which is discussed in Note 1. During 2023, the net book value of the Company's oil and gas properties was below the calculated ceiling for each quarter of 2023. As a result, the Company did not record an impairment of its oil and natural gas properties during 2023. Lower natural gas, oil and NGL prices can reduce the value of the Company’s assets. In addition to commodity prices, the Company’s production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine its actual ceiling test calculation and impairment analysis in future periods. Given the decline of commodity prices in 2023 and early 2024, non-cash impairments in future periods could occur if the trailing 12-month commodity prices decrease as compared to the average used in prior periods.
Additionally, the company did not record an impairment of its oil and natural gas properties during 2022 or the Prior Predecessor Period. During the Prior Successor Period, the Company incurred $117.8 million of impairments as a result of its oil and natural gas properties exceeding its calculated ceiling. The lower ceiling values resulted primarily from significant decreases in the 12-month average trailing prices for natural gas, oil and NGL, which significantly reduced proved reserves values and proved reserves.
General and administrative costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. All general and administrative costs not directly associated with exploration and development activities were charged to expense as they were incurred. Capitalized general and administrative costs were approximately $22.8 million, $20.2 million, $11.9 million and $8.0 million for the years ended December 31, 2023, December 31, 2022, Prior Successor Period and Prior Predecessor Period, respectively. The average depletion rate per Mcfe, which is a function of capitalized costs, future development costs and the related underlying reserves in the periods presented, was $0.83, $0.74, $0.69 and $0.45 per Mcfe for the years ended December 31, 2023, December 31, 2022, Prior Successor Period and Prior Predecessor Period, respectively.

The following is a summary of Gulfport’s oil and natural gas properties not subject to amortization as of December 31, 2023 (in thousands):

	Costs Incurred in
	Year Ended December 31, 2023	Year Ended December 31, 2022	Period from May 18, 2021 through December 31, 2021	Fresh Start Adjustments (May 17, 2021)(1)	Total
Acquisition costs	$58,002	$17,288	$8,687	$117,270	$201,247
Exploration costs	—	—	—	—	—
Development costs	535	6	15	—	556
Capitalized interest	2,430	—	—	—	2,430
Total oil and natural gas properties not subject to amortization	$60,967	$17,294	$8,702	$117,270	$204,233
_____________________
(1)    Reflects carrying values of our unproved properties as a result of the application of fresh start accounting upon emergence from bankruptcy (see Note 3 for additional information) that remain in unproved properties as of December 31, 2023.
The following table summarizes the Company’s non-producing properties excluded from amortization by area (in thousands):

	Successor
	December 31, 2023	December 31, 2022
Utica & Marcellus	$177,888	$147,370
SCOOP	26,345	31,102
Total unproved properties	$204,233	$178,472
The Company evaluates the costs excluded from its amortization calculation at least annually. Subject to industry conditions and the level of the Company’s activities, the inclusion of most of the above referenced costs into the Company’s amortization calculation typically occurs within three to five years. However, the majority of the Company's non-producing leases in the Utica/Marcellus have five-year extension terms, which could extend this time frame beyond five years.
Asset Retirement Obligation
The following table provides a reconciliation of the Company's asset retirement obligation for the years ended December 31, 2023 and December 31, 2022 (in thousands):

	Successor
	Year Ended December 31, 2023	Year Ended December 31, 2022
Asset retirement obligation, beginning of period	$33,171	$28,264
Liabilities incurred	588	96
Liabilities settled	(604)	—
Liabilities removed due to divestitures	(919)	(7)
Accretion expense	2,782	2,746
Revisions in estimated cash flows(1)	(5,077)	2,072
Asset retirement obligation, end of period	$29,941	$33,171
_____________________
(1)    Revisions represent changes in the present value of liabilities resulting from changes in estimated costs.

5.LONG-TERM DEBT
Long-term debt consisted of the following items as of December 31, 2023 and December 31, 2022 (in thousands):

	Successor
	December 31, 2023	December 31, 2022
8.0% senior unsecured notes due 2026	$550,000	$550,000
Credit Facility due 2027	118,000	145,000
Net unamortized debt issuance costs	(618)	(845)
Total debt, net	667,382	694,155
Less: current maturities of long-term debt	—	—
Total long-term debt, net	$667,382	$694,155
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
As of December 31, 2023, the Company had $118.0 million outstanding borrowings under the Credit Facility, $63.8 million in letters of credit outstanding and was in compliance with all covenants under the credit agreement.
For the years ended December 31, 2023 and December 31, 2022, the Credit Facility bore interest at a weighted average rate of 8.15% and 5.19%, respectively.
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
The principal amounts from the Predecessor Senior Notes, Predecessor Building Loan and Pre-Petition Revolving Credit Facility, other than letters of credit drawn on the Pre-Petition Revolving Credit Facility after the Petition Date, were classified as liabilities subject to compromise on the accompanying consolidated balance sheet as of December 31, 2020.
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
Predecessor Building Loan
In June 2015, the Company entered into a loan for the construction of the Company's corporate headquarters in Oklahoma City, which was substantially completed in December 2016. On the Emergence Date, ownership of the Company's corporate headquarters reverted to the Predecessor Building Loan lender and the Company entered into a short-term lease agreement for the headquarters with the lender. As a result, the Predecessor Building Loan liability was discharged as of the Emergence Date.

Interest Expense
The following schedule shows the components of interest expense for the years ended December 31, 2023, December 31, 2022, Prior Successor Period and Prior Predecessor Period (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2023	Year Ended December 31, 2022	Period from May 18, 2021 through December 31, 2021	Period from January 1, 2021 through May 17, 2021
Cash paid for interest	$57,967	$57,685	$33,295	$7,272
Change in accrued interest	(7)	(826)	6,061	(1,503)
Capitalized interest	(4,147)	—	(198)	—
Amortization of loan costs	3,256	2,914	1,663	—
Other	—	—	32	(1,610)
Total interest expense	$57,069	$59,773	$40,853	$4,159
The Company capitalized $4.1 million in interest expense for year ended December 31, 2023, and $0.2 million during the Prior Successor Period to undeveloped oil and natural gas properties. The Company did not capitalize interest expense for the year ended December 31, 2022 or Prior Predecessor Period.
Fair Value of Debt
At December 31, 2023, the carrying value of the outstanding debt represented by the 2026 Senior Notes was approximately $549.4 million. Based on the quoted market prices (Level 1), the fair value of the 2026 Senior Notes was determined to be approximately $557.0 million at December 31, 2023.
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
Each holder of shares of Preferred Stock has the right (the “Conversion Right”), at its option and at any time, to convert all or a portion of the shares of Preferred Stock that it holds into a number of shares of Common Stock equal to the quotient obtained by dividing (x) the product obtained by multiplying (i) the Liquidation Preference times (ii) an amount equal to one (1) plus the Per Share Makewhole Amount (as defined in the Preferred Terms) on the date of conversion, by (y) $14.00 per share (as may be adjusted under the Preferred Terms). The shares of Preferred Stock outstanding at December 31, 2023 would convert to 3.2 million shares of Common Stock if all holders of Preferred Stock exercised their Conversion Right.

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
Dividends and Conversions
During the years ended December 31, 2023 and December 31, 2022, the Company paid $4.8 million and $5.4 million, respectively, of cash dividends to holders of our Preferred Stock. During the Prior Successor Period, the Company paid dividends on our Preferred Stock, which included 3,071 shares of Preferred Stock paid in kind, approximately $55 thousand of cash-in-lieu of fractional shares, and $1.5 million of cash dividends to holders of our Preferred Stock.
The following table summarizes activity of the Company’s Preferred Stock for the years ended December 31, 2023, December 31, 2022 and Prior Successor Period:

	Successor
	Year Ended December 31, 2023	Year Ended December 31, 2022	Period from May 18, 2021 through December 31, 2021
Preferred Stock, beginning of period	52,295	57,896	55,000
Issuance of Preferred Stock	—	—	3,071
Conversion of Preferred Stock	(8,081)	(5,601)	(175)
Preferred Stock, end of period	44,214	52,295	57,896
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
In January 2022 approximately 876,000 shares in the Disputed Claims Reserve at December 31, 2021 were issued to certain claimants. As of December 31, 2023, approximately 62,000 shares continue to be held in the Disputed Claims Reserve. The 62,000 remaining shares were issued in January 2024.

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
On December 14, 2023, Gulfport completed an underwritten public offering of 653,464 shares of its common stock by certain stockholders at a price to the public of $128.21 per share. Gulfport did not sell any of its common stock as part of this offering and did not receive any proceeds from the sale of the shares sold by the selling stockholders.
Stock Repurchase Program
In November 2021 the Company's Board of Directors approved the Repurchase Program to acquire up to $100 million of common stock, which has subsequently been increased up to $650 million and extended through December 31, 2024. Purchases under the Repurchase Program may be made from time to time in open market or privately negotiated transactions, and will be subject to available liquidity, market conditions, credit agreement restrictions, applicable legal requirements, contractual obligations and other factors. The Repurchase Program does not require the Company to acquire any specific number of shares of common stock. The Company intends to purchase shares under the Repurchase Program with available funds while maintaining sufficient liquidity to fund its capital development program. The Repurchase Program may be suspended from time to time, modified, extended or discontinued by the Board of Directors at any time.
The following table summarizes activity under the Repurchase Program for the year ended December 31, 2023 (number of shares and dollar value of shares purchased shown in thousands):

	Total Number of Shares Purchased	Dollar Value of Shares Purchased	Average Price Paid Per Share
First quarter 2023	459	$32,873	$71.61
Second quarter 2023	442	41,358	93.67
Third quarter 2023	76	8,681	113.97
Fourth quarter 2023	490	65,968	134.72
Total	1,467	$148,880	$101.53
As of December 31, 2023, the Company has repurchased 4.4 million shares for $399.6 million at a weighted average price of $91.53 per share since the inception of the Repurchase Program.
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

During the years ended December 31, 2023 and December 31, 2022, the Company's stock-based compensation expense was $12.3 million and $8.7 million of which the Company capitalized $4.0 million and $2.9 million, respectively, relating to its exploration and development efforts. Stock compensation expense, net of the amounts capitalized, is included in general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2023, the Company has awarded an aggregate of approximately 369,017 restricted stock units and approximately 274,624 performance vesting restricted stock units under the Incentive Plan.
The following table summarizes restricted stock unit activity for the Prior Successor Period and years ended December 31, 2022 and December 31, 2023:

	Number of Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Unvested Performance Vesting Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested shares as of May 18, 2021	—	$—	—	$—
Granted	200,484	66.05	153,138	48.54
Vested	—	—	—	—
Forfeited/canceled	(2,071)	66.89	—	—
Unvested shares as of December 31, 2021	198,413	$66.04	153,138	$48.54
Granted	78,192	96.90	37,666	66.82
Vested	(67,564)	65.91	—	—
Forfeited/canceled	(11,269)	80.11	—	—
Unvested shares as of December 31, 2022	197,772	$77.49	190,804	$52.15
Granted	104,901	88.59	83,820	58.39
Vested	(101,804)	75.75	—	—
Forfeited/canceled	(7,267)	91.61	(19,046)	49.37
Unvested shares as of December 31, 2023	193,602	$83.89	255,578	$54.40
The aggregate fair value of restricted stock units that vested during the years ended December 31, 2023 and December 31, 2022, was approximately $9.9 million and $5.9 million, respectively, based on the stock price at the time of vesting. There were no restricted stock units that vested in the Prior Successor Period.
Successor Restricted Stock Units
Restricted stock units awarded under the Incentive Plan generally vest over a period of 3 to 4 years in the case of employees and 1 or 4 years in the case of directors upon the recipient meeting applicable service requirements. Stock-based compensation expense is recorded ratably over the service period. The grant date fair value of restricted stock units represents the closing market price of the Company's Common Stock on the date of the grant. Unrecognized compensation expense as of December 31, 2023, was $11.7 million. The expense is expected to be recognized over a weighted average period of 1.83 years.
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

The table below summarizes the assumptions used in the Monte Carlo simulation to determine the grant date fair value of awards granted during the years ended December 31, 2022 and December 31, 2023:

Grant date	April 29, 2022	January 24, 2023	March 3, 2023	April 3, 2023
Forecast period (years)	3	3	3	3
Risk-free interest rates	2.87%	3.88%	4.64%	3.79%
Implied equity volatility	88.4%	87.2%	86.4%	70.8%
Stock price on the date of grant	$93.98	$72.99	$82.20	$79.50
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
Unrecognized compensation expense as of December 31, 2023, related to performance vesting restricted shares was $5.2 million. The expense is expected to be recognized over a weighted average period of 1.64 years.
Predecessor Stock-Based Compensation
The Predecessor granted restricted stock units to employees and directors pursuant to the 2019 Amended and Restated Incentive Stock Plan (the "2019 Plan"). During the Prior Predecessor Period, the Company’s stock-based compensation cost was $4.4 million, of which the Company capitalized $0.9 million, relating to its exploration and development efforts. Stock compensation costs, net of the amounts capitalized, are included in general and administrative expenses in the accompanying consolidated statements of operations.
The following table summarizes restricted stock unit activity for the Prior Predecessor Period:

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
Contract Balances
Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $122.5 million and $278.4 million as of December 31, 2023 and December 31, 2022, respectively, and are reported in accounts receivable - oil, natural gas, and natural gas liquids sales in the accompanying consolidated balance sheets. The Company currently has no assets or liabilities related to its revenue contracts, including no upfront or rights to deficiency payments.

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
The Company has entered into contracts for drilling rigs with varying terms with third parties to ensure operational continuity, cost control and rig availability in its operations. The Company has concluded its drilling rig contracts are operating leases as the assets are identifiable and the Company has the right to control the identified assets. The Company's drilling rig commitments are typically structured with an initial term of less than one year. At December 31, 2023, the Company had one active long-term drilling rig contract. These agreements typically include renewal options at the end of the initial term. Due to the nature of the Company's drilling schedules and potential volatility in commodity prices, the Company is unable to determine at contract commencement with reasonable certainty if the renewal options will be exercised; therefore, renewal options are not considered in the lease term for drilling contracts. The operating lease liabilities associated with these rig commitments, when applicable, are based on the minimum contractual obligations, primarily standby rates, and do not include variable amounts based on actual activity in a given period. Pursuant to the full cost method of accounting, these costs are capitalized as part of oil and natural gas properties on the accompanying consolidated balance sheets. A portion of drilling costs are borne by other interest owners in our wells.
The Company rents office space for its corporate headquarters, field locations and certain other equipment from third parties, which expire at various dates through 2027. These agreements are typically structured with non-cancelable terms of one year to five years. The Company has determined these agreements represent operating leases with a lease term that equals the primary non-cancelable contract term. The Company has included any renewal options that it has determined are reasonably certain of exercise in the determination of the lease terms.
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
Future amounts due under operating lease liabilities as of December 31, 2023, were as follows (in thousands):

2024	$13,439
2025	836
2026	561
2027	10
2028	—
Total lease payments	$14,846
Less: imputed interest	(547)
Total	$14,299

Lease costs incurred for the years ended December 31, 2023 and December 31, 2022 consisted of the following (in thousands):

	Successor
	Year Ended December 31, 2023	Year Ended December 31, 2022
Operating lease cost	$13,752	$535
Variable lease cost	—	—
Short-term lease cost	28,691	31,987
Total lease cost(1)	$42,443	$32,522
_____________________
(1)    The majority of the Company's total lease cost was capitalized to the full cost pool, and the remainder was included in either lease operating expenses or general and administrative expenses in the accompanying consolidated statements of operations.
Supplemental cash flow information related to leases was as follows (in thousands):

	Successor
	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$6,390	$601

The weighted-average remaining lease term as of December 31, 2023, was 1.23 years. The weighted-average discount rate used to determine the operating lease liability as of December 31, 2023, was 6.70%.
11.INCOME TAXES
Details of income tax provisions and deferred income taxes from continuing operations are provided in the following tables.
The components of income tax benefits were as follows (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2023	Year Ended December 31, 2022	Period from May 18, 2021 through December 31, 2021	Period from January 1, 2021 through May 17, 2021
Current:
State	$—	$—	$(39)	$(7,968)
Federal	—	—	—	—
Deferred:
State	(26,704)	—	—	—
Federal	(498,452)	—	—	—
Total income tax benefit provision	$(525,156)	$—	$(39)	$(7,968)

A reconciliation of the statutory federal income tax amount to the recorded benefit follows (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2023	Year Ended December 31, 2022	Period from May 18, 2021 through December 31, 2021	Period from January 1, 2021 through May 17, 2021
Income (loss) before federal income taxes	$945,760	$494,701	$(112,868)	$243,026
Expected income tax at statutory rate	198,610	103,887	(23,702)	51,036
State income taxes	(2,581)	2,227	(3,177)	(12,484)
Bankruptcy adjustments	—	—	44,748	(111,285)
Remeasurement of state deferred tax asset	—	13,869	(7,966)	—
Return to provision	(5,592)	(17,075)	—	—
Other differences	1,982	1,117	2,841	445
Change in valuation allowance due to current year activity	(717,575)	(104,025)	(12,783)	64,320
Income tax benefit recorded	$(525,156)	$—	$(39)	$(7,968)
For the year ended December 31, 2023, the Company's effective tax rate was (56)% and an income tax benefit of $525.2 million. For the year ended December 31, 2022, the Company's effective tax rate was 0%. For the Prior Successor Period, the Company had an effective tax rate of 0.03% and an income tax benefit of $39 thousand. For the Prior Predecessor Period, the Company had an effective tax rate of (3.3)% and an income tax benefit of $8.0 million. The lower effective income tax rate for the year ended December 31, 2023, is driven by the release of the valuation allowance on the Company's deferred tax assets, which is also the driver behind the effective tax rate and the Company's statutory tax rate.
The tax effects of temporary differences and net operating loss carryforwards, which give rise to deferred tax assets and liabilities at December 31, 2023 and December 31, 2022 are estimated as follows (in thousands):

	Successor
	Year Ended December 31, 2023	Year Ended December 31, 2022
Deferred tax assets:
Net operating loss carryforward and tax credits	$399,017	$346,455
Oil and gas property basis difference	143,769	269,206
Investment in pass through entities	68,114	66,502
Stock-based compensation expense	1,262	1,484
Change in fair value of derivative instruments	—	73,198
Other assets	52,730	52,107
Total deferred tax assets	664,892	808,952
Valuation allowance for deferred tax assets	(85,757)	(803,332)
Deferred tax assets, net of valuation allowance	579,135	5,620
Deferred tax liabilities:
Change in fair value of derivative instruments	50,448	—
Right of use asset	3,003	5,615
Other	528	5
Total deferred tax liabilities	53,979	5,620
Net deferred tax asset	$525,156	$—

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
At each reporting period, the Company weighs all available positive and negative evidence to determine whether its deferred tax assets are more likely than not to be realized. A valuation allowance for deferred tax assets, including net operating losses, is recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized. To assess the likelihood, the Company uses estimates and judgment regarding future taxable income and considers the tax laws in the jurisdiction where such taxable income is generated, to determine whether a valuation allowance is required. Such evidence can include current financial position, results of operations, both actual and forecasted, the reversal of deferred tax liabilities and tax planning strategies as well as the current and forecasted business economics of the oil and gas industry. Based upon the Company’s analysis, the Company believes it is more-likely-than-not that a portion of the Company's federal and state deferred tax assets will be utilized. The Company recorded a reduction in the related valuation allowance associated with federal and state deferred tax assets of $699.7 million and $23.4 million respectively.
The Company will continue to evaluate both the positive and negative evidence on a quarterly basis in determining the need for a valuation allowance with respect to the deferred tax assets. Changes in positive and negative evidence, including differences between estimated and actual results, could result in changes in the valuation of the deferred tax assets that could have a material impact on the consolidated financial statements. Changes in existing tax laws could also affect actual tax results and the realization of deferred tax assets over time.
The Company has an available federal tax net operating loss carryforward estimated at approximately $1.8 billion as of December 31, 2023. These federal net operating loss carryforwards of approximately $349 million generated in tax years prior to 2018 will begin to expire in 2036. As a result of the Tax Cuts and Jobs Act, the 2018 through 2023 federal NOL carryforwards of $1.4 billion have no expiration. The Company also has state net operating loss carryovers of approximately $702 million that will begin to expire in 2024.
As of December 31, 2023, we had no liability for uncertain tax positions.
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
There were 0.3 million and 0.2 million shares of restricted stock that were considered dilutive for the years ended December 31, 2023 and December 31, 2022, respectively. There were no shares of restricted stock that were considered dilutive for the Prior Successor Period or Prior Predecessor Period. There were 3.2 million, 3.7 million and 4.1 million potential shares of common stock issuable due to the Company's convertible Preferred Stock for the years ended December 31, 2023, December 31, 2022 and Prior Successor Period, respectively. There were 0.1 million shares of restricted stock that were considered anti-dilutive during the Prior Successor Period.

Reconciliations of the components of basic and diluted net income (loss) per common share are presented in the table below (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2023	Year Ended December 31, 2022	Period from May 18, 2021 through December 31, 2021	Period from January 1, 2021 through May 17, 2021
Net income (loss)	$1,470,916	$494,701	$(112,829)	$250,994
Dividends on Preferred Stock	(4,840)	(5,444)	(4,573)	—
Participating securities - Preferred Stock(1)	(212,360)	(76,401)	—	—
Net income (loss) attributable to common stockholders	$1,253,716	$412,856	$(117,402)	$250,994
Re-allocation of participating securities	2,475	512	—	—
Diluted net income (loss) attributable to common stockholders	$1,256,191	$413,368	$(117,402)	$250,994
Basic Shares	18,645	20,185	20,545	160,834
Dilutive Shares	18,902	20,347	20,545	160,834
Basic EPS	$67.24	$20.45	$(5.71)	$1.56
Dilutive EPS	$66.46	$20.32	$(5.71)	$1.56
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
The Company does not currently have any commodity derivative transactions that have margin requirements or collateral provisions that would require payments prior to the scheduled settlement dates. The Company's commodity derivative contract counterparties are typically financial institutions and energy trading firms with investment-grade credit ratings. Gulfport routinely monitors and manages its exposure to counterparty risk by requiring specific minimum credit standards for all counterparties, actively monitoring counterparties' public credit ratings and avoiding the concentration of credit exposure by transacting with multiple counterparties. The Company has master netting agreements with some counterparties that allow the offsetting of receivables and payables in a default situation. As of December 31, 2023, our commodity derivative contracts were spread among 12 counterparties.
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

The Company has entered into natural gas, crude oil and NGL fixed price swap contracts based off the NYMEX Henry Hub, NYMEX WTI and Mont Belvieu C3 indices. Below is a summary of the Company's open fixed price swap positions as of December 31, 2023.

	Index	Daily Volume	Weighted Average Price
Natural Gas		(MMBtu/d)	($/MMBtu)
2024	NYMEX Henry Hub	324,973	$4.05
2025	NYMEX Henry Hub	180,000	$4.00
2026	NYMEX Henry Hub	30,000	$3.62

Oil		(Bbl/d)	($/Bbl)
2024	NYMEX WTI	500	$77.50

NGL		(Bbl/d)	($/Bbl)
2024	Mont Belvieu C3	2,500	$30.25
2025	Mont Belvieu C3	1,000	$30.03
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
The Company has entered into natural gas and crude oil costless collars based off the NYMEX Henry Hub and NYMEX WTI indices. Below is a summary of the Company's costless collar positions as of December 31, 2023.

	Index	Daily Volume	Weighted Average Floor Price	Weighted Average Ceiling Price
Natural Gas		(MMBtu/d)	($/MMBtu)	($/MMBtu)
2024	NYMEX Henry Hub	225,000	$3.36	$5.14
2025	NYMEX Henry Hub	100,000	$3.62	$4.54

Oil		(Bbl/d)	($/Bbl)	($/Bbl)
2024	NYMEX WTI	1,000	$62.00	$80.00
From time to time the Company has sold natural gas call options in exchange for a premium, and used the associated premiums received to enhance the fixed price for a portion of the fixed price natural gas swaps. Each sold call option has an established ceiling price. If at the time of settlement the referenced settlement price exceeds the ceiling price, the Company pays its counterparty an amount equal to the difference between the referenced settlement price and the price ceiling multiplied by the hedged contract volumes. No payment is due from either party if the referenced settlement price is below the price ceiling. Below is a summary of the Company's open sold call option positions as of December 31, 2023.

	Index	Daily Volume	Weighted Average Ceiling Price
Natural Gas		(MMBtu/d)	($/MMBtu)
2024	NYMEX Henry Hub	202,000	$3.33
2025	NYMEX Henry Hub	193,315	$5.80

In addition, the Company has entered into natural gas basis swap positions. These instruments are arrangements that guarantee a fixed price differential to NYMEX Henry Hub from a specified delivery point. The Company receives the fixed price differential and pays the floating market price differential to the counterparty for the hedged commodity. As of December 31, 2023, the Company had the following natural gas basis swap positions open:

	Gulfport Pays	Gulfport Receives	Daily Volume	Weighted Average Fixed Spread
Natural Gas			(MMBtu/d)	($/MMBtu)
2024	Rex Zone 3	NYMEX Plus Fixed Spread	150,000	$(0.15)
2024	NGPL TXOK	NYMEX Plus Fixed Spread	70,000	$(0.31)
2024	TETCO M2	NYMEX Plus Fixed Spread	179,945	$(0.93)
Balance Sheet Presentation
The Company reports the fair value of derivative instruments on the consolidated balance sheets as derivative instruments under current assets, noncurrent assets, current liabilities, and noncurrent liabilities on a gross basis. The Company determines the current and noncurrent classification based on the timing of expected future cash flows of individual trades. The following table presents the fair value of the Company's derivative instruments on a gross basis at December 31, 2023 and December 31, 2022 (in thousands):

	Successor
	December 31, 2023	December 31, 2022
Short-term derivative asset	$233,226	$87,508
Long-term derivative asset	47,566	26,525
Short-term derivative liability	(21,963)	(343,522)
Long-term derivative liability	(18,602)	(118,404)
Total commodity derivative position	$240,227	$(347,893)
Gains and Losses
The following table presents the gain and loss recognized in net gain (loss) on natural gas, oil and NGL derivatives in the accompanying consolidated statements of operations for the years ended December 31, 2023, December 31, 2022, Prior Successor Period and Prior Predecessor Period (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2023	Year Ended December 31, 2022	Period from May 18, 2021 through December 31, 2021	Period from January 1, 2021 through May 17, 2021
Natural gas derivatives - fair value gains (losses)	$584,563	$32,797	$(223,512)	$(123,080)
Natural gas derivatives - settlement gains (losses)	146,381	(1,002,098)	(300,172)	(3,362)
Total gains (losses) on natural gas derivatives	730,944	(969,301)	(523,684)	(126,442)

Oil and condensate derivatives - fair value gains (losses)	5,971	6,618	(5,128)	(6,126)
Oil and condensate derivatives - settlement losses	(3,272)	(39,163)	(9,720)	—
Total gains (losses) on oil and condensate derivatives	2,699	(32,545)	(14,848)	(6,126)

NGL derivatives - fair value (losses) gains	(2,414)	14,648	(5,322)	(4,671)
NGL derivatives - settlement gains (losses)	9,090	(12,549)	(12,965)	—
Total gains (losses) on NGL derivatives	6,676	2,099	(18,287)	(4,671)

Total gains (losses) on natural gas, oil and NGL derivatives	$740,319	$(999,747)	$(556,819)	$(137,239)

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

	Successor
	As of December 31, 2023
	Gross Assets (Liabilities) Presented in the Consolidated Balance Sheets	Gross Amounts Subject to Master Netting Agreements	Net Amount
Derivative assets	$280,792	$(30,866)	$249,926
Derivative liabilities	$(40,565)	$30,866	$(9,699)

	Successor
	As of December 31, 2022
	Gross Assets (Liabilities) Presented in the Consolidated Balance Sheets	Gross Amounts Subject to Master Netting Agreements	Net Amount
Derivative assets	$114,033	$(80,345)	$33,688
Derivative liabilities	$(461,926)	$80,345	$(381,581)
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
14.RESTRUCTURING COSTS
During the year ended December 31, 2023, Gulfport recognized $4.8 million in personnel-related restructuring expenses associated with changes in the organizational structure and leadership team resulting from the appointment of Gulfport's new CEO in January 2023. Of these expenses, $1.3 million resulted from accelerated vesting of certain share-based grants, which are non-cash charges. The organizational changes were completed in the second quarter of 2023 and there are no remaining employee termination liabilities associated with these changes.
During the Prior Successor Period, the Company recognized $2.9 million in a workforce reduction representing approximately 3% of its headcount. Charges related to the reduction in workforce primarily consisted of one-time employee-related termination benefits.
15.INVESTMENTS
Grizzly Oil Sands ULC
The Company, through its wholly owned subsidiary Grizzly Holdings, owns an approximate 24.5% interest in Grizzly, a Canadian unlimited liability company. As of December 31, 2023, Grizzly had approximately 830,000 acres under lease in the Athabasca, Peace River and Cold Lake oil sands regions of Alberta, Canada. The Company has not paid any cash calls since its decision to cease funding further capital calls in 2019. Grizzly’s functional currency is the Canadian dollar.

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
Financial assets and liabilities
The following tables summarize the Company’s financial and non-financial assets and liabilities by valuation level as of December 31, 2023 and December 31, 2022 (in thousands):

	Successor
	December 31, 2023
	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$—	$280,792	$—
Contingent consideration arrangement	$—	$—	$2,900
Total assets	$—	$280,792	$2,900
Liabilities:
Derivative instruments	$—	$40,565	$—

	Successor
	December 31, 2022
	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$—	$114,033	$—
Contingent consideration arrangement	$—	$—	$4,900
Total assets	$—	$114,033	$4,900
Liabilities:
Derivative instruments	$—	$461,926	$—

The Company estimates the fair value of all derivative instruments using industry-standard models that consider various assumptions including current market and contractual prices for the underlying instruments, implied volatility, time value, nonperformance risk, as well as other relevant economic measures. Substantially all of these inputs are observable in the marketplace throughout the full term of the instrument and can be supported by observable data.
The Company's SCOOP water infrastructure sale, which closed in the first quarter of 2020, included a contingent consideration arrangement. As of December 31, 2023, the fair value of the contingent consideration was $2.9 million, of which $0.2 million is included in prepaid expenses and other assets and $2.7 million is included in other assets in the accompanying consolidated balance sheets. The fair value of the contingent consideration arrangement is calculated using discounted cash flow techniques and is based on internal estimates of the Company's future development program and water production levels. Given the unobservable nature of the inputs, the fair value measurement of the contingent consideration arrangement is deemed to use Level 3 inputs. The Company has elected the fair value option for this contingent consideration arrangement and, therefore, records changes in fair value in earnings. The Company recognized losses of $1.4 million and $0.4 million for the years ended December 31, 2023 and December 31, 2022, respectively, with respect to this contingent consideration arrangement. These fair value changes are included in other expense (income) in the accompanying consolidated statements of operations.
Non-financial assets and liabilities
The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties. Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. See Note 4 for further discussion of the Company’s asset retirement obligations. Asset retirement obligations incurred were $0.6 million and $0.1 million for the years ended December 31, 2023 and December 31, 2022, respectively.
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
As discussed in Note 2, the Company's previously owned shares of the outstanding common stock of Mammoth Energy were used to settle Class 4A claims in 2021. Subsequent to Gulfport's emergence, the Company held no shares of Mammoth Energy's outstanding common stock. There were no material amounts of services provided by Mammoth Energy that were provided during the Prior Predecessor Period.
Share Repurchase Program
Concurrent with the closing of the June offering transaction discussed in Note 7, the Company purchased 215,060 shares of its common stock from Silver Point Capital, L.P. for approximately $20.4 million. The repurchase is part of the Company's existing share Repurchase Program. Upon closing of the transaction on June 26, 2023, the repurchased common stock was cancelled.
The Company purchased 146,455 shares of its common stock from Silver Point Capital, L.P. for approximately $20.0 million. The repurchase is part of the Company's existing share Repurchase Program. Upon closing of the transaction on December 11, 2023, the repurchased common stock was cancelled.

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
A summary of these commitments at December 31, 2023, are set forth in the table below (in thousands):

2024	$219,367
2025	137,728
2026	134,257
2027	136,425
2028	136,581
Thereafter	600,031
Total	$1,364,389
Other Operational Commitments
The Company entered into various contractual commitments to purchase inventory and other material to be used in future activities. The Company's commitment to purchase these materials spans 2024, with approximately $28.9 million remaining.
Contributions to 401(k) Plan
Gulfport sponsors a 401(k) plan under which eligible employees may contribute a portion of their total compensation up to the maximum pre-tax threshold through salary deferrals. The plan is considered a Safe Harbor 401(k) and provides a company match on 100% of salary deferrals that do not exceed 6% of compensation. The Company may also make discretionary elective contributions to the plan. The following table summarizes the contributions expenses related to this plan for the years ended December 31, 2023, December 31, 2022, Prior Successor Period and Prior Predecessor Period (in thousands):

	Successor			Predecessor
	Year Ended December 31, 2023	Year Ended December 31, 2022	Period from May 18, 2021 through December 31, 2021	Period from January 1, 2021 through May 17, 2021
Contributions expense	$1,549	$1,386	$683	$721
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
During the first quarter of 2023, Gulfport finalized a settlement agreement with Rover that was approved by the Bankruptcy Court on February 21, 2023. Pursuant to the settlement agreement, Gulfport and Rover agreed that the firm transportation contracts between them would be rejected. The Bankruptcy Court Order provided Rover will: (a) receive an allowed $85.9 million Class 4A General Unsecured Claim (the “Rover Unsecured Claim”), (b) receive an administrative claim of $1.0 million payable by Gulfport, and (c) draw the full amount of its credit assurance. Gulfport paid the $1.0 million administrative claim during the first quarter, and has no further obligations to Rover. The Rover Unsecured Claim will receive distributions under the Plan payable from the liquidating trust, not Gulfport. On February 24, 2023, Gulfport received an additional $17.8 million interim distribution for its TC claim. On December 22, 2023, Gulfport received its final $8.3 million distribution for its TC claim. These payments are included in Other, net in the accompanying consolidated statements of operations.
The Company, along with other oil and gas companies, have been named as a defendant in a number of lawsuits where Plaintiffs assert their respective leases are limited to the Marcellus and Utica shale geological formations and allege that Defendants have willfully trespassed and illegally produced oil, natural gas, and other hydrocarbon products beyond these respective formations. They also allege that Defendants engaged in conversion and were unjustly enriched. Plaintiffs seek the full value of any production from below the Marcellus and Utica shale formations, unspecified damages from the diminution of value to their mineral estate, unspecified punitive damages, and the payment of reasonable attorney fees, legal expenses, and interest. On April 27, 2021, the Bankruptcy Court for the Southern District of Texas approved a settlement agreement in which the plaintiffs fully released the Company from all claims that accrued and any damages related to the period before the effective date of the Company’s Chapter 11 plan, which occurred on May 17, 2021. The plaintiffs are continuing to pursue alleged damages after May 17, 2021.
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
The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation. At December 31, 2023, Gulfport held no cash in excess of insured limits in these banks.
During the year ended December 31, 2023, one customer accounted for approximately 12% of the Company's total sales. During the year ended December 31, 2022, two customers accounted for approximately 31% of the Company's total sales. During the Prior Successor Period, two customers accounted for approximately 30% of the Company's total sales. During the Prior Predecessor Period, three customers accounted for approximately 37% of the Company's total sales. The Company does not believe that the loss of any of these customers would have a material adverse effect on its natural gas, oil and condensate and NGL sales as alternative customers are readily available.
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
The following table provides historical revenue and cost information relating to the Company’s oil and gas operations located entirely in the United States:
Capitalized Costs Related to Oil and Gas Producing Activities (in thousands)

	Successor
	Year Ended December 31, 2023	Year Ended December 31, 2022
Proved properties	$2,904,519	$2,418,666
Unproved properties	204,233	178,472
Total oil and natural gas properties	3,108,752	2,597,138
Accumulated depletion and amortization	(862,253)	(543,780)
Net capitalized costs	$2,246,499	$2,053,358

Costs Incurred in Oil and Gas Property Acquisition and Development Activities (in thousands)

	Successor			Predecessor
	Year Ended December 31, 2023	Year Ended December 31, 2022	Period from May 18, 2021 through December 31, 2021	Period from January 1, 2021 through May 17, 2021
Acquisition	$93,905	$29,675	$13,411	$3,922
Development	419,431	441,458	191,193	112,986
Exploratory	—	—	—	—
Total	$513,336	$471,133	$204,604	$116,908

Capitalized interest is included as part of the cost of oil and natural gas properties. The Company did not capitalize interest expense for the year ended December 31, 2022, or Prior Predecessor Period. The Company capitalized $4.1 million for the year ended December 31, 2023, and $0.2 million during the Prior Successor Period based on the Company's weighted average cost of borrowings used to finance expenditures.
In addition to capitalized interest, the Company capitalized internal costs totaling $22.8 million, $20.2 million, $11.9 million and $8.0 million during the years ended December 31, 2023, December 31, 2022, Prior Successor Period and Prior Predecessor Period, respectively, which were directly related to the acquisition, exploration and development of the Company's oil and natural gas properties.
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

	Successor			Predecessor
	Year Ended December 31, 2023	Year Ended December 31, 2022	Period from May 18, 2021 through December 31, 2021	Period from January 1, 2021 through May 17, 2021
Revenues	$1,051,383	$2,330,859	$1,092,584	$410,276
Production costs	(450,996)	(482,175)	(274,428)	(192,959)
Depletion	(318,473)	(266,449)	(159,518)	(60,831)
Impairment	—	—	(117,813)	—
Income tax benefit	525,156	—	39	7,968
Results of operations from producing activities	$807,070	$1,582,235	$540,864	$164,454
Depletion per Mcf of gas equivalent (Mcfe)	$0.83	$0.74	$0.69	$0.45

Oil and Natural Gas Reserves
The following table presents estimated volumes of proved developed and undeveloped oil and gas reserves as of December 31, 2023, 2022 and 2021 and changes in proved reserves during the last three years. The reserve reports use an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the 12-month period ended December 31, 2023, 2022 and 2021, in accordance with guidelines of the SEC applicable to reserves estimates. The prices used for the 2023 reserve report are $78.21 per barrel of oil, $2.64 per MMbtu and $31.42 per barrel for NGL, adjusted by lease for transportation fees and regional price differentials, and for oil and gas reserves, respectively. The prices used at December 31, 2022 and 2021 for reserve report purposes are $94.14 per barrel, $6.36 per MMbtu and $47.86 per barrel for NGL and $66.55 per barrel, $3.60 per MMbtu and $31.90 per barrel for NGL, respectively.
Gulfport emphasizes that the volumes of reserves shown below are estimates which, by their nature, are subject to revision. The estimates are made using all available geological and reservoir data, as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.

	Oil (MMBbl)	Natural Gas (Bcf)	NGL (MMBbl)	Natural Gas Equivalent (Bcfe)
Proved Reserves
December 31, 2020 (Predecessor)	13	2,281	38	2,588
Purchases of reserves	—	—	—	—
Extensions and discoveries	2	617	11	695
Sales of reserves	—	—	—	—
Revisions of prior reserve estimates	2	913	9	982
Current production	(2)	(333)	(4)	(366)
December 31, 2021 (Successor)	16	3,478	54	3,898
Purchases of reserves	—	—	—	—
Extensions and discoveries	3	391	5	439
Sales of reserves	—	—	—	—
Revisions of prior reserve estimates	—	66	—	70
Current production	(2)	(322)	(4)	(359)
December 31, 2022 (Successor)	18	3,612	54	4,048
Purchases of reserves	—	—	—	—
Extensions and discoveries	6	875	14	996
Sales of reserves	—	—	—	—
Revisions of prior reserve estimates	(4)	(411)	(1)	(445)
Current production	(1)	(350)	(4)	(385)
December 31, 2023 (Successor)	19	3,725	63	4,214
Proved developed reserves
December 31, 2020 (Predecessor)	7	1,358	22	1,527
December 31, 2021 (Successor)	8	1,928	31	2,165
December 31, 2022 (Successor)	9	2,034	34	2,295
December 31, 2023 (Successor)	6	1,980	31	2,203
Proved undeveloped reserves
December 31, 2020 (Predecessor)	7	923	16	1,061
December 31, 2021 (Successor)	8	1,550	22	1,733
December 31, 2022 (Successor)	9	1,578	20	1,752
December 31, 2023 (Successor)	12	1,746	32	2,011
Totals may not sum or recalculate due to rounding.

In 2023, the Company experienced extensions of 995.7 Bcfe of estimated proved reserves, which were primarily attributable to the Company's continued development of its Utica/Marcellus and SCOOP acreages. Of the total extensions, 789.2 Bcfe was attributable to the addition of 67 Utica PUD locations, 88.6 Bcfe was attributable to the addition of 12 Marcellus PUD locations, and 110.4 Bcfe was attributable to the addition of 14 SCOOP PUD locations. The Company experienced total downward revisions of 444.9 Bcfe in estimated proved reserves. These consisted of upward revisions of 24.9 Bcfe as a result of positive well performance and 293.9 Bcfe due to an increase in working interest and net revenue interest as a result of our successful leasing efforts through 2023. These were offset by downward revisions of 554.9 Bcfe which were primarily a result of development schedule changes with some PUD well design changes. The schedule changes moved the development of 36 Utica/Marcellus PUD locations and 8 SCOOP PUD locations beyond the SEC requirement of developing these wells five years from initial booking. The development schedule changes reflect our ongoing commitment to optimizing the long-term plan to best develop our asset, maximize cash flow, and overall economic returns. These locations excluded from our SEC reserves report remain in Gulfport's development plan. Additionally, downward revisions of 159.7 Bcfe due to commodity price changes. Commodity prices experienced volatility throughout 2023 and the 12-month average price for natural gas decreased from $6.36 per MMBtu for 2022 to $2.64 per MMBtu for 2023, the 12-month average price for NGL increased from $47.86 per barrel for 2022 to $31.42 per barrel for 2023, and the 12-month average price for crude oil decreased from $94.14 per barrel for 2022 to $78.21 per barrel for 2023. Finally, downward revisions of 49.1 Bcfe were a result of a combination of various economic assumption updates.
In 2022, the Company experienced extensions of 438.9 Bcfe of estimated proved reserves, which were primarily attributable to the Company's continued development of its Utica/Marcellus and SCOOP acreages. Of the total extensions, 295.9 Bcfe was attributable to the addition of 36 PUD locations in the Utica, 72.1 Bcfe was attributable to the addition of 8 PUD locations in the Marcellus and 65.4 Bcfe was attributable to the addition of 5 PUD locations in the SCOOP. The Company experienced total upward revisions of approximately 69.7 Bcfe in estimated proved reserves, of which 47.7 Bcfe was the result of improved commodity prices. The 12-month average price for natural gas increased from $3.60 per MMBtu for 2021 to $6.36 per MMBtu for 2022, the 12-month average price for NGL increased from $31.90 per barrel for 2021 to $47.86 per barrel for 2022, and the 12-month average price for crude oil increased from $66.55 per barrel for 2021 to $94.14 per barrel for 2022. Upward revisions of 144.5 Bcfe were a result of an increase in working interest and net revenue interests as a result of our successful leasing efforts through 2022. Downward revisions of 95.6 Bcfe were experienced as a result of the SEC five-year development window, which removed 4 PUD locations in the Utica and 5 PUD locations in the SCOOP. The development plan changes reflect our commitment to optimizing the long-term development schedule to maximize cash flow and overall economic returns. A small downward revision of 26.9 Bcfe was primarily a result of performance changes to several wells and changes in PUD location forecasts.
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
Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves
The following tables present the estimated future cash flows, and changes therein, from Gulfport’s proven oil and gas reserves as of December 31, 2023, 2022 and 2021 using an unweighted average first-of-the-month price for the period January through December 31, 2023, 2022 and 2021. The average gas prices used were $2.64, $6.36 and $3.60 for the periods ended December 31, 2023, 2022 and 2021, respectively. The average oil prices used were $78.21, $94.14 and $66.55, for the periods ended December 31, 2023, 2022 and 2021, respectively. The average NGL prices used were $31.42, $47.86 and $31.90, for the periods ended December 31, 2023, 2022 and 2021, respectively.

Year ended operating expenses, development costs and appropriate statutory income tax rates, with consideration of future tax rates, were used to compute the future net cash flows. All cash flows were discounted at 10% to reflect the time value of cash flows, without regard to the risk of specific properties. The estimated future costs to develop proved developed non-producing and proved undeveloped reserves are approximately $246.3 million in 2024, $328.7 million in 2025 and $282.6 million in 2026. Estimated future development costs include capital spending on major development projects. Gulfport believes cash flow from its operating activities, cash on hand and borrowings under its Credit Facility will be sufficient to cover these estimated future development costs.
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
The following table summarizes estimated future net cash flows from natural gas and crude oil reserves (in millions):

	Successor
	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Future cash flows	$12,338	$26,677	$14,938
Future development and abandonment costs	(1,625)	(1,588)	(1,141)
Future production costs	(5,641)	(5,872)	(5,227)
Future production taxes	(303)	(553)	(336)
Future income taxes	(63)	(2,609)	(437)
Future net cash flows	4,706	16,055	7,797
10% discount to reflect timing of cash flows	(2,323)	(7,776)	(3,659)
Standardized measure of discounted future net cash flows	$2,383	$8,279	$4,138
Totals may not sum or recalculate due to rounding.
Future development and abandonment costs include not only development costs but also all future costs to settle asset retirement obligations. The following table summarizes the total of all future costs to settle asset retirement obligations that are included in future development and abandonment costs above (in millions):

	Successor
	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Future asset retirement obligations	$229	$222	$205

Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves
The principal source of change in the standardized measure of discounted future net cash flows relating to proved reserves is presented in the table below (in millions):

	Successor
	Year Ended December 31, 2023	Year Ended December 31, 2022	Year Ended December 31, 2021
Sales and transfers of oil and gas produced, net of production costs	$(600)	$(1,849)	$(1,035)
Net changes in prices, production costs, and development costs	(7,181)	5,130	2,596
Acquisition of oil and gas reserves in place	—	—	—
Extensions and discoveries	581	941	639
Previously estimated development costs incurred during the period	263	204	149
Revisions of previous quantity estimates, less related production costs	(278)	154	858
Sales of oil and gas reserves in place	—	(1)	(1)
Accretion of discount	828	414	54
Net changes in income taxes	1,219	(1,067)	(178)
Change in production rates and other	(728)	215	516
Total change in standardized measure of discounted future net cash flows	$(5,896)	$4,141	$3,598
21.SUBSEQUENT EVENTS
Natural gas, Oil and NGL Derivative Instruments
Subsequent to December 31, 2023 and as of February 26, 2024, the Company entered into the following derivative contracts:

Period	Type of Derivative Instrument	Index	Daily Volume	Weighted Average Price
Natural Gas			(MMBtu/d)	($/MMBtu)
2024	Swaps	NYMEX Henry Hub	40,219	$2.66
2024	Basis Swaps	TETCO M2	18,306	$(0.90)
2025	Basis Swaps	TETCO M2	100,000	$(0.99)
2025	Costless Collars	NYMEX Henry Hub	30,000	$3.25 / $4.03
NGL			(Bbl/d)	($/Bbl)
2025	Swaps	Mont Belvieu C3	1,000	$30.14

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
As of December 31, 2023, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2023, our disclosure controls and procedures are effective.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the year ended December 31, 2023, which materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in the 2013 Internal Control-Integrated Framework, management did not identify any material weaknesses in our internal control over financial reporting and concluded that out internal control over financial reporting was effective as of December 31, 2023.

Grant Thornton LLP, the independent registered public accounting firm that audited our financial statements for the year ended December 31, 2023 included with this Annual Report on Form 10-K, has also audited our internal control over financial reporting as of December 31, 2023, as stated in their accompanying report.

/s/ John Reinhart		/s/ Michael Hodges
Name:	John Reinhart	Name:	Michael Hodges
Title:	Chief Executive Officer	Title:	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Gulfport Energy Corporation
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Gulfport Energy Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2023, and our report dated February 28, 2024 expressed an unqualified opinion on those financial statements.
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
February 28, 2024

ITEM 9B.	OTHER INFORMATION
The disclosures set forth below are provided in this Part II, Item 9B in lieu of separate disclosure under Items 5.02(b)-(c) and (e) of Form 8-K.
Trading Arrangements
During the year ended December 31, 2023, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement"(as defined in Item 408 of Regulation S-K).

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The names of executive officers and certain other senior officers of the Company and their ages, titles and biographies as of the date hereof are incorporated by reference from Item 1 of Part I of this report. The other information called for by this Item 10 is incorporated herein by reference to the definitive proxy statement to be filed by Gulfport pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 not later than 120 days after the close of our fiscal year ended December 31, 2023 (the 2024 Proxy Statement).

ITEM 11.	EXECUTIVE COMPENSATION
The information called for by this Item 11 is incorporated herein by reference to the 2024 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this Item 12 is incorporated herein by reference to the 2024 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this Item 13 is incorporated herein by reference to the 2024 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by this Item 14 is incorporated herein by reference to the 2024 Proxy Statement.

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

INDEX OF EXHIBITS
		Incorporated by Reference
Exhibit Number	Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Amended Joint Chapter 11 Plan of Reorganization of Gulfport Energy Corporation and its Debtor Subsidiaries.	8-K	001-19514	2.2	4/29/2021

3.1	Amended and Restated Certificate of Incorporation of Gulfport Energy Corporation.	8-K	001-19514	3.1	5/17/2021

3.2	Amended and Restated Bylaws of Gulfport Energy Corporation.	8-K	001-19514	3.2	5/17/2021

4.1	1145 Indenture, dated as of May 17, 2021, by and among Gulfport Energy Corporation, UMB Bank, National Association, as trustee, and the guarantors party thereto (including the form of note attached thereto).	8-K	001-19514	4.1	5/17/2021

4.2	4(a)(2) Indenture, dated as of May 17, 2021, by and among Gulfport Energy Corporation, UMB Bank, National Association, as trustee, and the guarantors party thereto (including the form of note attached thereto).	8-K	001-19514	4.2	5/17/2021

4.3	Description of Securities Registered Pursuant to Section 12 of the Exchange Act.	10-K	001-19514	4.3	3/1/2023

10.1+	Gulfport Energy Corporation 2021 Stock Incentive Plan.	8-K	001-19514	10.6	5/17/2021

10.2+	Form of Employee Restricted Stock Unit Award Agreement.	10-Q	001-19514	10.7	8/9/2021

10.3+	Form of Director Restricted Stock Unit Award Agreement.	10-Q	001-19514	10.8	8/9/2021

10.4+	Form of Performance-Based Restricted Stock Unit Award Agreement.	10-Q	001-19514	10.9	8/9/2021

10.5+	Form of Indemnification Agreement.	S-4	333-199905	10.1	11/6/2014

10.6+	CEO Agreement Amendment by and among Timothy Cutt and Gulfport, effective as of September 2, 2021.	8-K	001-19514	10.1	9/7/2021

10.7+	Employment Agreement by and among William Buese and Gulfport, effective as of May 17, 2021.	8-K	001-19514	10.5	5/17/2021

10.8+	Employment Agreement, entered into and effective as of August 1, 2019, by and between Gulfport Energy Corporation and Patrick K. Craine.	10-Q	000-19514	10.5	8/2/2019

10.9+	Employment Agreement dated November 13, 2020, by and between the Company and Michael Sluiter.	8-K	001-19514	10.4	11/16/2020

10.10+	Employment Agreement between Gulfport Energy Corporation and Timothy Cutt, effective April 29, 2022.	10-Q	001-19514	10.2	5/4/2022

10.11+	Employment Agreement, by and between Gulfport Energy Corporation and John Reinhart, effective January 24, 2023.	8-K	001-19514	10.1	1/24/2023

10.12+	Indemnification Agreement, by and between Gulfport Energy Corporation and John Reinhart, effective January 24, 2023.	8-K	001-19514	10.2	1/24/2023

10.13+	Transition and Services Agreement, by and between Gulfport Energy Corporation and Timothy Cutt, effective February 1, 2023.	8-K	001-19514	10.3	1/24/2023

10.14	Cooperation Agreement, dated as of May 17, 2021, by and among Gulfport Energy Corporation and Silver Point Capital, L.P.	8-K	001-19514	10.3	5/17/2021

10.15	Registration Rights Agreement, dated as of May 17, 2021, by and among Gulfport Energy Corporation and the holders party thereto.	8-K	001-19514	10.2	5/17/2021

10.16*	Third Amended and Restated Credit Agreement, dated as of October 14, 2021, by and among Gulfport Energy Corporation, as holdings, Gulfport Energy Operating Corporation, as the borrower, JPMorgan Chase Bank, N.A., the lenders party thereto, and the guarantors party thereto.	8-K	001-19514	10.1	10/14/2021

10.17	Borrowing Base Redetermination Agreement and First Amendment to Credit Agreement, dated as of May 2, 2022.	10-Q	001-19514	10.1	5/4/2022

10.18	Borrowing Base Reaffirmation Agreement and Second Amendment to Credit Agreement, dated as of October 31, 2022.	10-Q	001-19514	10.1	11/2/2022

10.19+	Form of Employment Agreement.	10-K	001-19514	10.19	3/1/2023

10.20	Borrowing Base Reaffirmation Agreement and Third Amendment to Credit Agreement, dated as of May 1, 2023.	10-Q	001-19514	10.3	5/3/2023

10.21+	Change in Control Severance Agreement.	10-Q	001-19514	10.2	8/2/2023

10.22+	Employment Agreement between Gulfport Energy Corporation and Michael Hodges, effective April 3, 2023.	8-K	001-19514	10.1	4/3/2023

10.23+	Indemnification Agreement, by and between Gulfport Energy Corporation and Michael Hodges, effective April 3, 2023.	8-K	001-19514	10.2	4/3/2023

10.24+	Form of Performance-Based Restricted Stock Unit Award Agreement, dated as of February 27, 2024.					X

21	Subsidiaries of the Registrant.					X

23.1	Consent of Netherland, Sewell & Associates, Inc.					X

23.2	Consent of Grant Thornton LLP.	X

31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	X

31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	X

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
X

97.1	Clawback Policy.	X

99.1	Report of Netherland, Sewell & Associates, Inc.	X

101.INS	Inline XBRL Instance Document.	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	X

*	Certain schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

+	Management contract, compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 28, 2024

GULFPORT ENERGY CORPORATION

By:	/s/ MICHAEL HODGES
Michael Hodges Chief Financial Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 28, 2024	By:	/s/ JOHN REINHART
John Reinhart President and Chief Executive Officer (Principal Executive Officer)

Date:	February 28, 2024	By:	/s/ MICHAEL HODGES
Michael Hodges Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	February 28, 2024	By:	/s/ TIMOTHY J. CUTT
Timothy J. Cutt Chairman of the Board

Date:	February 28, 2024	By:	/s/ DAVID WOLF
David Wolf Lead Independent Director

Date:	February 28, 2024	By:	/s/ JASON MARTINEZ
Jason Martinez Director

Date:	February 28, 2024	By:	/s/ JEANNIE POWERS
Jeannie Powers Director

Date:	February 28, 2024	By:	/s/ DAVID REGANATO
David Reganato Director

Date:	February 28, 2024	By:	/s/ MARY SHAFER-MALICKI
Mary Shafer-Malicki Director