Form 10-Q
period 2024-03-31
GULFPORT ENERGY CORP
filed 2024-05-01
CIK 874499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF SECURITIES EXCHANGE ACT OF 1934
For the transition period from                    to
Commission File Number 001-19514

Gulfport Energy Corporation
(Exact name of registrant as specified in its charter)

Delaware		86-3684669
(State or other jurisdiction of incorporation or organization)		(I.R.S Employer Identification Number)
713 Market Drive
Oklahoma City,	Oklahoma	73114
(Address of principal executive offices)		(Zip Code)
(405) 252-4600
(Registrant telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	GPOR	The New York Stock Exchange
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
 Yes  ☒    No  ☐
As of April 25, 2024, 18,121,730 shares of the registrant’s common stock were outstanding.

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

WTI. Refers to West Texas Intermediate.

Cautionary Note Regarding Forward-Looking Statements
This Form 10-Q may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect or anticipate will or may occur in the future, including the expected impact of the war in Ukraine and the conflict in the Middle East on our business, our industry and the global economy, estimated future production and net revenues from oil and gas reserves and the present value thereof, future capital expenditures (including the amount and nature thereof), share repurchases, business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of our business and operations, plans, references to future success, reference to intentions as to future matters and other such matters are forward-looking statements.
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
Although we believe our estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management's assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Form 10-Q are not guarantees of future performance, and we cannot assure any reader that those statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in Item 1A. “Risk Factors” and Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2023 and elsewhere in this Form 10-Q. All forward-looking statements speak only as of the date of this Form 10-Q.
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

GULFPORT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$8,209	$1,929
Accounts receivable—oil, natural gas, and natural gas liquids sales	85,022	122,479
Accounts receivable—joint interest and other	26,366	22,221
Prepaid expenses and other current assets	5,334	16,951
Short-term derivative instruments	228,579	233,226
Total current assets	353,510	396,806
Property and equipment:
Oil and natural gas properties, full-cost method
Proved oil and natural gas properties	3,033,571	2,904,519
Unproved properties	207,644	204,233
Other property and equipment	9,984	9,165
Total property and equipment	3,251,199	3,117,917
Less: accumulated depletion, depreciation and amortization	(945,646)	(865,618)
Total property and equipment, net	2,305,553	2,252,299
Other assets:
Long-term derivative instruments	45,617	47,566
Deferred tax asset	510,303	525,156
Operating lease assets	11,099	14,299
Other assets	28,000	31,487
Total other assets	595,019	618,508
Total assets	$3,254,082	$3,267,613
Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$290,144	$309,532
Short-term derivative instruments	37,607	21,963
Current portion of operating lease liabilities	9,949	12,959
Total current liabilities	337,700	344,454
Non-current liabilities:
Long-term derivative instruments	16,547	18,602
Asset retirement obligation	30,710	29,941
Non-current operating lease liabilities	1,150	1,340
Long-term debt	636,442	667,382
Total non-current liabilities	684,849	717,265
Total liabilities	$1,022,549	$1,061,719
Commitments and contingencies (Note 9)
Mezzanine equity:
Preferred stock - $0.0001 par value, 110.0 thousand shares authorized, 44.2 thousand issued and outstanding at March 31, 2024, and 44.2 thousand issued and outstanding at December 31, 2023	44,203	44,214
Stockholders’ equity:
Common stock - $0.0001 par value, 42.0 million shares authorized, 18.1 million issued and outstanding at March 31, 2024, and 18.3 million issued and outstanding at December 31, 2023	2	2
Additional paid-in capital	288,450	315,726
Common stock held in reserve, 0 shares at March 31, 2024 and 62.0 thousand shares at December 31, 2023	—	(1,996)
Retained earnings	1,898,878	1,847,948
Total stockholders’ equity	$2,187,330	$2,161,680
Total liabilities, mezzanine equity and stockholders’ equity	$3,254,082	$3,267,613

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
REVENUES:
Natural gas sales	$188,286	$282,534
Oil and condensate sales	21,701	30,714
Natural gas liquid sales	28,106	39,912
Net gain on natural gas, oil and NGL derivatives	45,136	378,061
Total revenues	283,229	731,221
OPERATING EXPENSES:
Lease operating expenses	16,808	19,862
Taxes other than income	8,260	10,695
Transportation, gathering, processing and compression	86,619	87,617
Depreciation, depletion and amortization	80,023	79,094
General and administrative expenses	9,198	8,733
Restructuring costs	—	1,869
Accretion expense	555	764
Total operating expenses	201,463	208,634
INCOME FROM OPERATIONS	81,766	522,587
OTHER EXPENSE (INCOME):
Interest expense	15,003	13,756
Other, net	(125)	(14,223)
Total other expense (income)	14,878	(467)
INCOME BEFORE INCOME TAXES	66,888	523,054
INCOME TAX EXPENSE:
Current	—	—
Deferred	14,853	—
Total income tax expense	14,853	—
NET INCOME	$52,035	$523,054
Dividends on preferred stock	(1,105)	(1,307)
Participating securities - preferred stock	(7,532)	(86,221)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$43,398	$435,526
NET INCOME PER COMMON SHARE:
Basic	$2.39	$23.08
Diluted	$2.34	$22.90
Weighted average common shares outstanding—Basic	18,193	18,868
Weighted average common shares outstanding—Diluted	18,604	19,049
 See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Common Stock Held in Reserve		Treasury Stock	Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2023	19,097	$2	(62)	$(1,996)	$(286)	$449,243	$381,872	$828,835
Net income	—	—	—	—	—	—	523,054	523,054
Stock compensation	—	—	—	—	—	3,069	—	3,069
Repurchase of common stock under Repurchase Program	(457)	—	—	—	(201)	(33,001)	—	(33,202)
Issuance of restricted stock, net of shares withheld for income taxes	3	—	—	—	—	(287)	—	(287)
Dividends on preferred stock	—	—	—	—	—	—	(1,307)	(1,307)
Balance at March 31, 2023	18,643	$2	(62)	$(1,996)	$(487)	$419,024	$903,619	$1,320,162

	Common Stock		Common Stock Held in Reserve		Treasury Stock	Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2024	18,288	$2	(62)	$(1,996)	$—	$315,726	$1,847,948	$2,161,680
Net income	—	—	—	—	—	—	52,035	52,035
Conversion of preferred stock	1	—	—	—	—	11	—	11
Stock compensation	—	—	—	—	—	3,587	—	3,587
Repurchase of common stock under Repurchase Program	(210)	—	—	—	—	(29,788)	—	(29,788)
Issuance of common stock held in reserve	—	—	62	1,996	—	—	—	1,996
Issuance of restricted stock, net of shares withheld for income taxes	10	—	—	—	—	(1,086)	—	(1,086)
Dividends on preferred stock	—	—	—	—	—	—	(1,105)	(1,105)
Balance at March 31, 2024	18,089	$2	—	$—	$—	$288,450	$1,898,878	$2,187,330

 See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Cash flows from operating activities:
Net income	$52,035	$523,054
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	80,023	79,094
Net gain on derivative instruments	(45,136)	(378,061)
Net cash receipts on settled derivative instruments	65,322	367
Deferred income tax expense	14,853	—
Stock-based compensation expense	2,403	2,205
Other, net	1,568	2,637
Changes in operating assets and liabilities, net	16,954	74,759
Net cash provided by operating activities	188,022	304,055
Cash flows from investing activities:
Additions to oil and natural gas properties	(118,146)	(130,400)
Proceeds from sale of oil and natural gas properties	—	2,463
Other, net	(806)	(644)
Net cash used in investing activities	(118,952)	(128,581)
Cash flows from financing activities:
Principal payments on Credit Facility	(303,000)	(313,000)
Borrowings on Credit Facility	272,000	168,000
Debt issuance costs and loan commitment fees	(107)	(7)
Dividends on preferred stock	(1,105)	(1,307)
Repurchase of common stock under Repurchase Program	(14,491)	(32,672)
Repurchase of common stock under Repurchase Program - related party	(15,002)	—
Shares exchanged for tax withholdings	(1,085)	(287)
Net cash used in financing activities	(62,790)	(179,273)
Net change in cash and cash equivalents	6,280	(3,799)
Cash and cash equivalents at beginning of period	1,929	7,259
Cash and cash equivalents at end of period	$8,209	$3,460
 See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
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
This Quarterly Report on Form 10-Q (this “Form 10-Q”) relates to the financial position and periods as of and for the three months ended March 31, 2024, and the three months ended March 31, 2023. The Company's annual report on Form 10-K for the year ended December 31, 2023, should be read in conjunction with this Form 10-Q. The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of our condensed consolidated financial statements and accompanying notes and include the accounts of our wholly-owned subsidiaries. Intercompany accounts and balances have been eliminated. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.
Recently Issued Accounting Pronouncements and Disclosure Rules
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
In March 2024, the Securities and Exchange Commission ("SEC") issued final climate-related disclosure rules that will require disclosure of material climate-related risks and material direct greenhouse gas emissions from operations owned or controlled (Scope 1) and/or material indirect greenhouse gas emissions from purchased energy consumed in owned or controlled operations (Scope 2). Additionally, the rules require disclosure in the notes to the financial statements of the effects of severe weather events and other natural conditions, subject to certain materiality thresholds. The disclosure requirements will begin phasing in for reports and registration statements including financial information with respect to annual periods beginning in fiscal year 2025. We are in the process of analyzing the impact of the rules on our related disclosures.
Reclassification
Certain reclassifications have been made to prior period financial statements and related disclosures to conform to current period presentation. These reclassifications have no impact on previous reported total assets, total liabilities, net income or total operating cash flows.

Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Revenue payable and suspense	$129,138	$148,598
Accounts payable	45,722	43,517
Accrued capital expenditures	32,690	38,322
Accrued transportation, gathering, processing and compression	31,796	32,849
Accrued contract rejection damages and shares held in reserve	—	1,996
Other accrued liabilities	50,798	44,250
Total accounts payable and accrued liabilities	$290,144	$309,532
Other, net
As part of its Chapter 11 Cases and restructuring efforts, the Company filed motions to reject certain firm transportation agreements between the Company and affiliates of TC Energy Corporation ("TC") and Rover Pipeline LLC ("Rover"). During the three months ended March 31, 2023, Gulfport finalized a settlement agreement with Rover that was approved by the Bankruptcy Court on February 21, 2023. Pursuant to the settlement agreement, Gulfport and Rover agreed that the firm transportation contracts between them would be rejected. As part of the settlement, Gulfport paid a $1.0 million administrative claim, which is included in Other, net. Additionally, on February 24, 2023, Gulfport received an additional $17.8 million interim distribution for its TC claim, which is also included in Other, net.
Supplemental Cash Flow and Non-Cash Information (in thousands)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Supplemental disclosure of cash flow information:
Interest payments, net of amounts capitalized	$3,124	$2,353
Changes in operating assets and liabilities, net:
Accounts receivable - oil, natural gas and natural gas liquid sales	$37,457	$158,541
Accounts receivable - joint interest and other	(4,145)	(1,837)
Accounts payable and accrued liabilities	(16,656)	(82,671)
Prepaid expenses	299	764
Other assets	(1)	(38)
Total changes in operating assets and liabilities	$16,954	$74,759
Supplemental disclosure of non-cash transactions:
Capitalized stock-based compensation	$1,183	$864
Asset retirement obligation capitalized	$214	$—
Asset retirement obligation removed due to divestiture and settlements	$—	$(919)
Release of common stock held in reserve	$1,996	$—

2.PROPERTY AND EQUIPMENT
The major categories of property and equipment and related accumulated DD&A are as follows (in thousands):

	March 31, 2024	December 31, 2023
Proved oil and natural gas properties	$3,033,571	$2,904,519
Unproved properties	207,644	204,233
Other depreciable property and equipment	9,598	8,779
Land	386	386
Total property and equipment	3,251,199	3,117,917
Accumulated DD&A	(945,646)	(865,618)
Property and equipment, net	$2,305,553	$2,252,299
Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the Company's oil and natural gas properties. At March 31, 2024 and 2023, the net book value of the Company's oil and gas properties was below the calculated ceiling. As a result, the Company did not record an impairment of its oil and natural gas properties for the three months ended March 31, 2024 or 2023.
Lower natural gas, oil and NGL prices can reduce the value of the Company’s assets. In addition to commodity prices, the Company’s production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine its actual ceiling test calculation and impairment analysis in future periods. Given the decline of commodity prices in 2023 and 2024, non-cash impairments in future periods could occur if the trailing 12-month commodity prices decrease as compared to the average used in prior periods.
Certain general and administrative costs are capitalized to the full cost pool and represent management’s estimate of costs incurred directly related to exploration and development activities. All general and administrative costs not capitalized are charged to expense as they are incurred. Capitalized general and administrative costs were approximately $5.7 million and $5.1 million for the three months ended March 31, 2024 and 2023, respectively.
The Company evaluates the costs excluded from its amortization calculation at least annually. Individually insignificant unevaluated properties are grouped for evaluation and periodically transferred to evaluated properties over a timeframe consistent with their expected development schedule.
The following table summarizes the Company’s non-producing properties excluded from amortization by area (in thousands):

	March 31, 2024	December 31, 2023
Utica & Marcellus	$182,034	$177,888
SCOOP	25,610	26,345
Total unproved properties	$207,644	$204,233

Asset Retirement Obligation
The following table provides a reconciliation of the Company’s asset retirement obligation for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Asset retirement obligation, beginning of period	$29,941	$33,171
Liabilities incurred	214	—
Liabilities settled	—	(165)
Liabilities removed due to divestitures	—	(919)
Accretion expense	555	764
Total asset retirement obligation, end of period	$30,710	$32,851
3.LONG-TERM DEBT
Long-term debt consisted of the following items as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
8.0% senior unsecured notes due 2026	$550,000	$550,000
Credit Facility due 2027	87,000	118,000
Net unamortized debt issuance costs	(558)	(618)
Total debt, net	636,442	667,382
Less: current maturities of long-term debt	—	—
Total long-term debt, net	$636,442	$667,382
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
As of March 31, 2024, the Company had $87.0 million outstanding borrowings under the Credit Facility, $63.8 million in letters of credit outstanding and was in compliance with all covenants under the credit agreement.
For the three months ended March 31, 2024, the Credit Facility bore interest at a weighted average rate of 8.33%.
The borrowing base is redetermined semiannually on or around May 1 and November 1 of each year.
2026 Senior Notes
In May 2021, the Company issued $550 million aggregate principal amount of its 8.0% senior notes due 2026. The notes are guaranteed on a senior unsecured basis by each of the Company's subsidiaries that guarantee the Credit Facility. Interest on the 2026 Senior Notes is payable semi-annually, on June 1 and December 1 of each year. The 2026 Senior Notes were issued under the Indentures, dated as of May 17, 2021, by and among the Issuer, UMB Bank, National Association, as trustee, and the Guarantors and mature on May 17, 2026.
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
Capitalization of Interest
The Company capitalized $1.1 million and $0.8 million in interest expense for the three months ended March 31, 2024 and March 31, 2023, respectively.
Fair Value of Debt
At March 31, 2024, the carrying value of the outstanding debt represented by the 2026 Senior Notes was $549.4 million. Based on the quoted market prices (Level 1), the fair value of the 2026 Senior Notes was determined to be $560.0 million at March 31, 2024.
4.MEZZANINE EQUITY
The Company's amended and restated certificate of incorporation with the Delaware Secretary of State provides for, among other things, (i) the authority to issue 42 million shares of common stock with a par value of $0.0001 per share and (ii) the designation of 110,000 shares of preferred stock, with a par value of $0.0001 per share and a liquidation preference of $1,000 per share (the "Liquidation Preference").
Preferred Stock
In May 2021, the Company issued 55,000 shares of preferred stock.

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
Each holder of shares of preferred stock has the right (the “Conversion Right”), at its option and at any time, to convert all or a portion of the shares of preferred stock that it holds into a number of shares of common stock equal to the quotient obtained by dividing (x) the product obtained by multiplying (i) the Liquidation Preference times (ii) an amount equal to one (1) plus the Per Share Makewhole Amount (as defined in the Preferred Terms) on the date of conversion, by (y) $14.00 per share (as may be adjusted under the Preferred Terms). The shares of preferred stock outstanding at March 31, 2024, would convert to approximately 3.2 million shares of common stock if all holders of preferred stock exercised their Conversion Right.
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
Dividends and Conversions
During the three months ended March 31, 2024 and March 31, 2023, the Company paid $1.1 million and $1.3 million, respectively, of cash dividends to holders of our preferred stock.
The following table summarizes activity of the Company's preferred stock for the three months ended March 31, 2024 and March 31, 2023:

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Preferred stock, beginning of period	44,214	52,295
Conversion of preferred stock	(11)	—
Preferred stock, end of period	44,203	52,295
5.EQUITY
In May 2021, the Company filed an amended and restated certificate of incorporation with the Delaware Secretary of State to provide for, among other things, (i) the authority to issue 42 million shares of common stock with a par value of $0.0001 per share and (ii) the designation of 110,000 shares of preferred stock, with a par value of $0.0001 per share and a Liquidation Preference of $1,000 per share.

Common Stock
In May 2021, Gulfport issued approximately 19.8 million shares of common stock and 1.7 million shares of common stock were issued to the Disputed Claims Reserve.
In January 2024, the remaining 62,000 shares in the Disputed Claims Reserve were issued to certain claimants. There are no remaining shares in the Disputed Claims Reserve as of March 31, 2024.
Share Repurchase Program
In November 2021 the Company's Board of Directors approved the Repurchase Program to acquire up to $100 million of common stock, which was subsequently increased to $650 million and extended through December 31, 2024. Purchases under the Repurchase Program may be made from time to time in open market or privately negotiated transactions, and will be subject to available liquidity, market conditions, credit agreement restrictions, applicable legal requirements, contractual obligations and other factors. The Repurchase Program does not require the Company to acquire any specific number of shares of common stock. The Company intends to purchase shares under the Repurchase Program with available funds while maintaining sufficient liquidity to fund its capital development program. The Repurchase Program may be suspended from time to time, modified, extended or discontinued by the Board of Directors at any time. During the three months ended March 31, 2024, the Company repurchased 210,075 shares for $29.5 million at a weighted average price of $140.39 per share. As of March 31, 2024, the Company has repurchased 4.6 million shares for $429.1 million at a weighted average price of $93.77 per share since the inception of the Repurchase Program.
6.STOCK-BASED COMPENSATION
In May 2021, the Board of Directors adopted the Incentive Plan with a share reserve equal to 2.8 million shares of common stock. The Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalents and performance awards or any combination of the foregoing. The Company has granted both restricted stock units and performance vesting restricted stock units to employees and directors pursuant to the Incentive Plan, as discussed below. During the three months ended March 31, 2024 and 2023, the Company's stock-based compensation expense was $3.6 million and $2.6 million, of which the Company capitalized $1.2 million and $0.9 million, respectively, relating to its exploration and development efforts. Stock compensation expense, net of the amounts capitalized, is included in general and administrative expenses in the accompanying consolidated statements of operations. As of March 31, 2024, the Company has awarded an aggregate of approximately 438,453 restricted stock units and approximately 322,320 performance vesting restricted stock units under the Incentive Plan.
The vesting for certain share-based awards was accelerated in the first three months of 2023 in conjunction with the restructuring activities described in Note 7 and is included in restructuring costs in the accompanying consolidated statement of operations.

The following tables summarizes activity for the three months ended March 31, 2024 and 2023:

	Number of Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Unvested Performance Vesting Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested shares as of January 1, 2024	193,602	$83.89	255,578	$54.40
Granted	69,436	152.54	58,346	156.00
Vested	(17,720)	75.96	—	—
Forfeited/canceled	(747)	99.88	—	—
Unvested shares as of March 31, 2024	244,571	$103.91	313,924	$73.28

	Number of Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Unvested Performance Vesting Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested shares as of January 1, 2023	197,772	$77.49	190,804	$52.15
Granted	43,415	77.84	68,726	56.57
Vested	(11,608)	70.86	—	—
Forfeited/canceled	(971)	87.68	(5,069)	47.67
Unvested shares as of March 31, 2023	228,608	$77.85	254,461	$53.43
Restricted Stock Units
Restricted stock units awarded under the Incentive Plan generally vest over a period of 3 or 4 years in the case of employees and 1 or 4 years in the case of directors upon the recipient meeting applicable service requirements. Stock-based compensation expense is recorded ratably over the service period. The grant date fair value of restricted stock units represents the closing market price of the Company's common stock on the date of the grant. Unrecognized compensation expense as of March 31, 2024, was $19.3 million. The expense is expected to be recognized over a weighted average period of 2.28 years.
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
The table below summarizes the assumptions used in the Monte Carlo simulation to determine the grant date fair value of awards granted during the three months ended March 31, 2024 and March 31, 2023:

Grant date	January 24, 2023	March 3, 2023	March 1, 2024
Forecast period (years)	3	3	3
Risk-free interest rates	3.88%	4.64%	4.36%
Implied equity volatility	87.2%	86.4%	46.70%
Stock price on the date of grant	$72.99	$82.20	$142.00
Unrecognized compensation expense as of March 31, 2024, related to performance vesting restricted shares was $12.9 million. The expense is expected to be recognized over a weighted average period of 2.36 years.

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
8.EARNINGS PER SHARE
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
There were 411,224 and 180,811 shares of restricted stock that were considered dilutive for the three months ended March 31, 2024 and 2023, respectively. There were 3.2 million and 3.7 million shares of potential common shares issuable due to the Company's preferred stock for the three months ended March 31, 2024 and 2023, respectively.
Reconciliations of the components of basic and diluted net income per common share are presented in the table below (in thousands):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023

Net income	$52,035	$523,054
Dividends on preferred stock	(1,105)	(1,307)
Participating securities - preferred stock(1)	(7,532)	(86,221)
Net income attributable to common stockholders	$43,398	$435,526
Re-allocation of participating securities	143	684
Diluted net income attributable to common stockholders	$43,541	$436,210
Basic Shares	18,193	18,868
Dilutive Shares	18,604	19,049
Basic EPS	$2.39	$23.08
Dilutive EPS	$2.34	$22.90
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
A summary of these commitments at March 31, 2024, are set forth in the table below (in thousands):

Remaining 2024	$166,230
2025	137,728
2026	134,257
2027	136,425
2028	136,581
Thereafter	600,031
Total	$1,311,252
Other Operational Commitments
The Company entered into various contractual commitments to purchase inventory and other material to be used in future activities. The Company's commitment to purchase these materials spans 2024, with approximately $19.3 million remaining.
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
Litigation and Regulatory Proceedings
The Company, along with other oil and gas companies, have been named as a defendant in a number of lawsuits where Plaintiffs assert their respective leases are limited to the Utica/Marcellus shale geological formations and allege that Defendants have willfully trespassed and illegally produced oil, natural gas, and other hydrocarbon products beyond these respective formations. They also allege that Defendants engaged in conversion and were unjustly enriched. Plaintiffs seek the full value of any production from below the Utica/Marcellus shale formations, unspecified damages from the diminution of value to their mineral estate, unspecified punitive damages, and the payment of reasonable attorney fees, legal expenses, and interest. On April 27, 2021, the Bankruptcy Court for the Southern District of Texas approved a settlement agreement in which the plaintiffs fully released the Company from all claims that accrued and any damages related to the period before the effective date of the Company’s Chapter 11 plan, which occurred on May 17, 2021. The plaintiffs are continuing to pursue alleged damages after May 17, 2021.

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
The Company does not currently have any commodity derivative transactions that have margin requirements or collateral provisions that would require payments prior to the scheduled settlement dates. The Company's commodity derivative contract counterparties are typically financial institutions and energy trading firms with investment-grade credit ratings. Gulfport routinely monitors and manages its exposure to counterparty risk by requiring specific minimum credit standards for all counterparties, actively monitoring counterparties' public credit ratings and avoiding the concentration of credit exposure by transacting with multiple counterparties. The Company has master netting agreements with some counterparties that allow the offsetting of receivables and payables in a default situation. As of March 31, 2024, our commodity derivative contracts were spread among 12 counterparties.
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

The Company has entered into natural gas, crude oil and NGL fixed price swap contracts based off the NYMEX Henry Hub, NYMEX WTI and Mont Belvieu C3 indices. Below is a summary of the Company’s open fixed price swap positions as of March 31, 2024.

	Index	Daily Volume	Weighted Average Price
Natural Gas		(MMBtu/d)	($/MMBtu)
Remaining 2024	NYMEX Henry Hub	376,836	$3.85
2025	NYMEX Henry Hub	200,000	$3.94
2026	NYMEX Henry Hub	30,000	$3.62

Oil		(Bbl/d)	($/Bbl)
Remaining 2024	NYMEX WTI	500	$77.50

NGL		(Bbl/d)	($/Bbl)
Remaining 2024	Mont Belvieu C3	2,500	$30.25
2025	Mont Belvieu C3	2,000	$30.09
Each two-way costless collar has a set floor and ceiling price for the hedged production. They are settled monthly based on differences between the floor and ceiling prices specified in the contract and the referenced settlement price. If the applicable monthly price indices are outside of the ranges set by the floor and ceiling prices in the collar contracts, the Company will cash-settle the difference with the hedge counterparty. When the referenced settlement price is less than the floor price in the contract, the Company receives an amount from the counterparty based on the price difference multiplied by the hedged contract volume. Similarly, when the referenced settlement price exceeds the ceiling price specified in the contract, the Company pays the counterparty an amount based on the price difference multiplied by the hedged contract volume. No payment is due from either party if the referenced settlement price is within the range set by the floor and ceiling prices.
The Company has entered into natural gas and crude oil costless collars based off the NYMEX Henry Hub and NYMEX WTI indices. Below is a summary of the Company's costless collar positions as of March 31, 2024.

	Index	Daily Volume	Weighted Average Floor Price	Weighted Average Ceiling Price
Natural Gas		(MMBtu/d)	($/MMBtu)	($/MMBtu)
Remaining 2024	NYMEX Henry Hub	225,000	$3.36	$5.14
2025	NYMEX Henry Hub	180,000	$3.39	$4.33

Oil		(Bbl/d)	($/Bbl)	($/Bbl)
Remaining 2024	NYMEX WTI	1,000	$62.00	$80.00
From time to time, the Company has sold natural gas call options in exchange for a premium, and used the associated premiums received to enhance the fixed price for a portion of the fixed price natural gas swaps. Each sold call option has an established ceiling price. If at the time of settlement the referenced settlement price exceeds the ceiling price, the Company pays its counterparty an amount equal to the difference between the referenced settlement price and the price ceiling multiplied by the hedged contract volumes. No payment is due from either party if the referenced settlement price is below the price ceiling. Below is a summary of the Company's open sold call option positions as of March 31, 2024.

	Index	Daily Volume	Weighted Average Price
Natural Gas		(MMBtu/d)	($/MMBtu)
Remaining 2024	NYMEX Henry Hub	202,000	$3.33
2025	NYMEX Henry Hub	193,315	$5.80

In addition, the Company has entered into natural gas basis swap positions. These instruments are arrangements that guarantee a fixed price differential to NYMEX Henry Hub from a specified delivery point. The Company receives the fixed price differential and pays the floating market price differential to the counterparty for the hedged commodity. As of March 31, 2024, the Company had the following natural gas basis swap positions open:

	Gulfport Pays	Gulfport Receives	Daily Volume	Weighted Average Fixed Spread
Natural Gas			(MMBtu/d)	($/MMBtu)
Remaining 2024	Rex Zone 3	NYMEX Plus Fixed Spread	150,000	$(0.15)
Remaining 2024	NGPL TXOK	NYMEX Plus Fixed Spread	70,000	$(0.31)
Remaining 2024	TETCO M2	NYMEX Plus Fixed Spread	196,618	$(0.92)
2025	NGPL TXOK	NYMEX Plus Fixed Spread	30,000	$(0.27)
2025	TETCO M2	NYMEX Plus Fixed Spread	120,000	$(0.98)
Balance Sheet Presentation
The Company reports the fair value of derivative instruments on the consolidated balance sheets as derivative instruments under current assets, noncurrent assets, current liabilities and noncurrent liabilities on a gross basis. The Company determines the current and noncurrent classification based on the timing of expected future cash flows of individual trades. The following table presents the fair value of the Company’s derivative instruments on a gross basis at March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024	December 31, 2023
Short-term derivative asset	$228,579	$233,226
Long-term derivative asset	45,617	47,566
Short-term derivative liability	(37,607)	(21,963)
Long-term derivative liability	(16,547)	(18,602)
Total commodity derivative position	$220,042	$240,227
Gains and Losses
The following table presents the gain and loss recognized in net gain (loss) on natural gas, oil and NGL derivatives in the accompanying consolidated statements of operations for the three months ended March 31, 2024 and 2023 (in thousands):

	Net gain (loss) on derivative instruments
	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Natural gas derivatives - fair value (losses) gains	$(11,479)	$374,148
Natural gas derivatives - settlement gains (losses)	66,451	(173)
Total gains on natural gas derivatives	54,972	373,975

Oil and condensate derivatives - fair value (losses) gains	(2,460)	4,733
Oil and condensate derivatives - settlement gains (losses)	12	(443)
Total (losses) gains on oil and condensate derivatives	(2,448)	4,290

NGL derivatives - fair value losses	(6,247)	(1,186)
NGL derivatives - settlement (losses) gains	(1,141)	982
Total losses on NGL derivatives	(7,388)	(204)

Total gains on natural gas, oil and NGL derivatives	$45,136	$378,061

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

	As of March 31, 2024
	Gross Assets (Liabilities) Presented in the Consolidated Balance Sheets	Gross Amounts Subject to Master Netting Agreements	Net Amount
Derivative assets	$274,196	$(48,216)	$225,980
Derivative liabilities	$(54,154)	$48,216	$(5,938)

	As of December 31, 2023
	Gross Assets (Liabilities) Presented in the Consolidated Balance Sheets	Gross Amounts Subject to Master Netting Agreements	Net Amount
Derivative assets	$280,792	$(30,866)	$249,926
Derivative liabilities	$(40,565)	$30,866	$(9,699)
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

Financial assets and liabilities
The following tables summarize the Company’s financial and non-financial assets and liabilities by valuation level as of March 31, 2024 and December 31, 2023 (in thousands):

	March 31, 2024
	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$—	$274,196	$—
Contingent consideration arrangement	—	—	2,900
Total assets	$—	$274,196	$2,900
Liabilities:
Derivative instruments	$—	$54,154	$—

	December 31, 2023
	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$—	$280,792	$—
Contingent consideration arrangement	—	—	2,900
Total assets	$—	$280,792	$2,900
Liabilities:
Derivative instruments	$—	$40,565	$—
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
The Company's SCOOP water infrastructure sale, which closed in the first quarter of 2020, included a contingent consideration arrangement. As of March 31, 2024, the fair value of the contingent consideration was $2.9 million, of which $0.3 million is included in prepaid expenses and other assets and $2.6 million is included in other assets in the accompanying consolidated balance sheets. The fair value of the contingent consideration arrangement is calculated using discounted cash flow techniques and is based on internal estimates of the Company's future development program and water production levels. Given the unobservable nature of the inputs, the fair value measurement of the contingent consideration arrangement is deemed to use Level 3 inputs. The Company records changes in fair value in earnings. The Company did not recognize a gain or loss for the three months ended March 31, 2024, and recognized a $1.2 million loss for the three months ended March 31, 2023 with respect to this contingent consideration arrangement. These fair value changes are included in other expense (income) in the accompanying consolidated statements of operations.
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
Contract Balances
Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $85.0 million and $122.5 million as of March 31, 2024 and December 31, 2023, respectively, and are reported in accounts receivable - oil and natural gas sales, and natural gas liquids sales in the accompanying consolidated balance sheets. The Company currently has no assets or liabilities related to its revenue contracts, including no upfront or rights to deficiency payments.
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

The Company has entered into contracts for drilling rigs with varying terms with third parties to ensure operational continuity, cost control and rig availability in its operations. The Company has concluded its drilling rig contracts are operating leases as the assets are identifiable and the Company has the right to control the identified assets. At March 31, 2024, the Company had one active long-term drilling rig contract.
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
Future amounts due under operating lease liabilities as of March 31, 2024 were as follows (in thousands):

Remaining 2024	$10,036
2025	836
2026	561
2027	10
2028	—
Total lease payments	$11,443
Less: imputed interest	(344)
Total	$11,099
Lease costs incurred for the three months ended March 31, 2024 and 2023, consisted of the following (in thousands):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Operating lease cost	$3,403	$3,443
Variable lease cost	—	—
Short-term lease cost	9,951	9,248
Total lease cost(1)	$13,354	$12,691
_____________________
(1)    The majority of the Company's total lease cost was capitalized to the full cost pool, and the remainder was included in either lease operating expenses or general and administrative expenses in the accompanying consolidated statements of operations.
Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$4,982	$2,038
The weighted-average remaining lease term as of March 31, 2024 was 1.03 years. The weighted-average discount rate used to determine the operating lease liability as of March 31, 2024 was 6.68%.

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
The Company's effective income tax rate was 22.4% and 0% for the three months ended March 31, 2024 and 2023 respectively. The higher effective tax rate for the three months ended March 31, 2024 is primarily related to the valuation allowance the Company had in place at March 31, 2023.
At each reporting period, the Company weighs all available positive and negative evidence to determine whether its deferred tax assets are more likely than not to be realized. A valuation allowance for deferred tax assets, including net operating losses, is recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized. To assess that likelihood, the Company uses estimates and judgment regarding future taxable income and considers the tax laws in the jurisdiction where such taxable income is generated, to determine whether a valuation allowance is required. Such evidence can include current financial position, results of operations, both actual and forecasted, the reversal of deferred tax liabilities and tax planning strategies as well as the current and forecasted business economics of the oil and gas industry. Based upon the Company’s analysis, the Company currently believes that it is more likely than not that a portion of the Company's federal and state deferred tax assets will be utilized. The Company has an $85.8 million valuation allowance associated with its federal and state deferred tax assets.
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
15.RELATED PARTY TRANSACTIONS
Share Repurchase Program
On March 19, 2024, the Company purchased 97,219 shares of its common stock from Silver Point Capital, L.P. for approximately $15.0 million. The repurchase is part of the Company's existing share Repurchase Program. Upon closing of the transaction on March 19, 2024, the repurchased common stock was cancelled.
16.SUBSEQUENT EVENTS
Credit Facility Redetermination
On April 18, 2024, the Company completed its semi-annual borrowing base redetermination during which the borrowing base was reaffirmed at $1.1 billion with elected commitments remaining at $900 million.

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
The following information updates the discussion of Gulfport’s financial condition provided in its Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”), and analyzes the changes in the results of operations between the periods of January 1, 2024 through March 31, 2024 and January 1, 2023 through March 31, 2023. For definitions of commonly used natural gas and oil terms found in this Quarterly Report on Form 10-Q, please refer to the “Definitions” provided in this report.
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
Recent Developments
Credit Facility
On April 18, 2024, Gulfport completed its semi-annual borrowing base redetermination under its Credit Facility during which the borrowing base was reaffirmed at $1.1 billion with elected commitments remaining at $900 million.
Share Repurchase Program
During the three months ended March 31, 2024, the Company repurchased 210,075 shares for $29.5 million at a weighted average price of $140.39 per share. As of March 31, 2024, the Company repurchased 4.6 million shares for $429.1 million at a weighted average price of $93.77 per share since the inception of the Repurchase Program.
Impact of the War in Ukraine and the conflict in the Middle East
The invasion of Ukraine by Russia and the sanctions imposed in response to the crisis have increased volatility in the global financial markets and are expected to have further global economic consequences, including disruptions of the global energy markets and the amplification of inflation and supply chain constraints. Other armed conflicts, including the ongoing conflict in the Middle East, may result in further disruptions in the global economic environment. The ultimate impact of the war in Ukraine and the conflict in the Middle East will depend on future developments and the timing and extent to which normal economic and operating conditions resume.

2024 Operational and Financial Highlights
During the first quarter of 2024, we had the following notable achievements:
•Reported total net production of 1,053.7 MMcfe per day.
•Turned to sales five gross (4.98 net) operated wells.
•Generated $188.0 million of operating cash flows.
•Reduced outstanding Credit Facility borrowings by $31.0 million as compared to December 31, 2023.
•Repurchased 210,075 shares for $29.5 million at a weighted average price of $140.39 per share.
•Exited the quarter with total liquidity of $757.4 million.
2024 Production and Drilling Activity
Production Volumes

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Natural gas (Mcf/day)
Utica & Marcellus	811,357	718,815
SCOOP	162,207	225,592
Total	973,564	944,408
Oil and condensate (Bbl/day)
Utica & Marcellus	1,348	590
SCOOP	1,980	4,139
Total	3,329	4,729
NGL (Bbl/day)
Utica & Marcellus	1,981	2,690
SCOOP	8,050	11,406
Total	10,031	14,096
Combined (Mcfe/day)
Utica & Marcellus	831,333	738,498
SCOOP	222,389	318,861
Total	1,053,722	1,057,359
Totals may not sum or recalculate due to rounding.
Our total net production averaged approximately 1,053.7 MMcfe per day during the three months ended March 31, 2024, as compared to 1,057.4 MMcfe per day during the three months ended March 31, 2023. Production per day remained consistent largely as a result of our 2023 and 2024 development programs.
Utica/Marcellus. We spud five gross (4.66 net) wells targeting the Utica formation during the three months ended March 31, 2024. In addition, we commenced sales on five gross (4.98 net) operated Utica wells.
As of April 25, 2024, we had one operated drilling rig running in Ohio drilling the Utica formation.
SCOOP. We did not spud or commence sales on any operated wells in the SCOOP during the three months ended March 31, 2024.
As of April 25, 2024, we had one operated drilling rig running in the SCOOP.

RESULTS OF OPERATIONS
Comparison of the Three Month Periods Ended March 31, 2024 and 2023
Natural Gas, Oil and Condensate and NGL Production and Pricing (sales totals in thousands)
The following table summarizes our natural gas, oil and condensate and NGL production, and related pricing for the three months ended March 31, 2024 as compared to the three months ended March 31, 2023. Some totals below may not sum or recalculate due to rounding.

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Natural gas sales
Natural gas production volumes (MMcf)	88,594	84,997
Natural gas production volumes (MMcf) per day	974	944
Total sales	$188,286	$282,534
Average price without the impact of derivatives ($/Mcf)	$2.13	$3.32
Impact from settled derivatives ($/Mcf)	$0.75	$—
Average price, including settled derivatives ($/Mcf)	$2.88	$3.32

Oil and condensate sales
Oil and condensate production volumes (MBbl)	303	426
Oil and condensate production volumes (MBbl) per day	3	5
Total sales	$21,701	$30,714
Average price without the impact of derivatives ($/Bbl)	$71.64	$72.16
Impact from settled derivatives ($/Bbl)	$0.04	$(1.04)
Average price, including settled derivatives ($/Bbl)	$71.68	$71.12

NGL sales
NGL production volumes (MBbl)	913	1,269
NGL production volumes (MBbl) per day	10	14
Total sales	$28,106	$39,912
Average price without the impact of derivatives ($/Bbl)	$30.79	$31.46
Impact from settled derivatives ($/Bbl)	$(1.25)	$0.77
Average price, including settled derivatives ($/Bbl)	$29.54	$32.23

Natural gas, oil and condensate and NGL sales
Natural gas equivalents (MMcfe)	95,889	95,162
Natural gas equivalents (MMcfe) per day	1,054	1,057
Total sales	$238,093	$353,160
Average price without the impact of derivatives ($/Mcfe)	$2.48	$3.71
Impact from settled derivatives ($/Mcfe)	$0.68	$—
Average price, including settled derivatives ($/Mcfe)	$3.16	$3.71

Production Costs:
Average lease operating expenses ($/Mcfe)	$0.18	$0.21
Average taxes other than income ($/Mcfe)	$0.09	$0.11
Average transportation, gathering, processing and compression ($/Mcfe)	$0.90	$0.92
Total lease operating expenses, taxes other than income and midstream costs ($/Mcfe)	$1.16	$1.24

Natural Gas, Oil and Condensate and NGL Sales (in thousands)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	% Change
Natural gas	$188,286	$282,534	(33)%
Oil and condensate	21,701	30,714	(29)%
NGL	28,106	39,912	(30)%
Natural gas, oil and condensate and NGL sales	$238,093	$353,160	(33)%
The decrease in natural gas sales without the impact of derivatives when comparing the three months ended March 31, 2024, to the three months ended March 31, 2023 was due to a 36% decrease in realized prices, partially offset by a 4% increase in sales volumes. The realized price change was primarily driven by the decrease in the average Henry Hub gas index from $3.42 per Mcf in the three months ended March 31, 2023, to $2.24 per Mcf during the three months ended March 31, 2024. The 4% increase in natural gas production was primarily due to our 2023 and 2024 development programs in the Utica/Marcellus partially offset by natural declines and limited activity in the SCOOP.
The decrease in oil and condensate sales without the impact of derivatives when comparing the three months ended March 31, 2024, to the three months ended March 31, 2023, was due to a 29% decrease in sales volumes, partially offset by a 1% decrease in realized prices. The 29% decrease in oil and condensate production was primarily due to natural declines and limited 2023 development activity in the SCOOP.
The decrease in NGL sales without the impact of derivatives when comparing the three months ended March 31, 2024, to the three months ended March 31, 2023, was due to a 2% decrease in realized prices and a 28% decrease in NGL sales volumes. The realized price change was driven by the decrease in the average Mont Belvieu NGL index from $35.24 per barrel in the three months ended March 31, 2023, to $34.67 per barrel during the three months ended March 31, 2024. The 28% decrease in NGL production was primarily due to natural declines and limited 2023 development activity in the SCOOP.
Natural Gas, Oil and NGL Derivatives (in thousands)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Natural gas derivatives - fair value (losses) gains	$(11,479)	$374,148
Natural gas derivatives - settlement gains (losses)	66,451	(173)
Total gains on natural gas derivatives	54,972	373,975

Oil and condensate derivatives - fair value (losses) gains	(2,460)	4,733
Oil and condensate derivatives - settlement gains (losses)	12	(443)
Total (losses) gains on oil and condensate derivatives	(2,448)	4,290

NGL derivatives - fair value losses	(6,247)	(1,186)
NGL derivatives - settlement (losses) gains	(1,141)	982
Total losses on NGL derivatives	(7,388)	(204)

Total gains on natural gas, oil and NGL derivatives	$45,136	$378,061
We recognize fair value changes on our natural gas, oil and NGL derivative instruments in each reporting period. The changes in fair value resulted from new positions and settlements that occurred during each period, as well as the relationship between contract prices and the associated forward curves. The significant change in the total gain (loss) for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, was primarily the result of changes in futures pricing for oil, natural gas, and NGLs during each period. See Note 10 of our consolidated financial statements for hedged volumes and pricing.

Lease Operating Expenses (in thousands, except per unit)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	% Change
Lease operating expenses
Utica & Marcellus	$10,764	$12,635	(15)%
SCOOP	6,044	7,227	(16)%
Total lease operating expenses	$16,808	$19,862	(15)%

Lease operating expenses per Mcfe
Utica & Marcellus	$0.14	$0.19	(25)%
SCOOP	0.30	0.25	19%
Total lease operating expenses per Mcfe	$0.18	$0.21	(16)%
The decrease in our total and per unit LOE for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, was primarily the result of a decrease in water hauling, surface rental and labor expenses throughout our SCOOP operations and non-operated expenses in Utica/Marcellus.
Taxes Other Than Income (in thousands, except per unit)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	% Change
Production taxes	$5,047	$8,052	(37)%
Property taxes	2,609	1,845	41%
Other	604	798	(24)%
Total taxes other than income	$8,260	$10,695	(23)%
Total taxes other than income per Mcfe	$0.09	$0.11	(23)%
The decrease in total and per unit taxes other than income for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, was primarily related to a decrease in production taxes resulting from the decrease in our natural gas, oil and NGL revenues excluding the impact of hedges discussed above.
Transportation, Gathering, Processing and Compression (in thousands, except per unit)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	% Change
Transportation, gathering, processing and compression	$86,619	$87,617	(1)%
Transportation, gathering, processing and compression per Mcfe	$0.90	$0.92	(2)%
Transportation, gathering, processing and compression for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, decreased on a per unit basis primarily as a result of lower minimum volume commitments.

Depreciation, Depletion and Amortization (in thousands, except per unit)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	% Change
Depreciation, depletion and amortization of oil and gas properties	$79,681	$78,768	1%
Depreciation, depletion and amortization of other property and equipment	342	326	5%
Total depreciation, depletion and amortization	$80,023	$79,094	1%
Depreciation, depletion and amortization per Mcfe	$0.83	$0.83	—%
The total and per unit depreciation, depletion and amortization of our oil and gas properties for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, remained consistent primarily due to our drilling and development activities during 2023 and 2024.
General and Administrative Expenses (in thousands, except per unit)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	% Change
General and administrative expenses, gross	$18,442	$17,075	8%
Reimbursed from third parties	(3,538)	(3,219)	10%
Capitalized general and administrative expenses	(5,706)	(5,123)	11%
General and administrative expenses, net	$9,198	$8,733	5%
General and administrative expenses, net per Mcfe	$0.10	$0.09	5%
The increase in general and administrative expenses for the three months ended March 31, 2024 compared to March 31, 2023, was primarily driven by increases in employee headcount and compensation.
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
Interest Expense (in thousands, except per unit)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	% Change
Interest on 2026 Senior Notes	$11,000	$11,000	—%
Interest expense on Credit Facility	3,721	3,025	23%
Amortization of loan costs	945	528	79%
Capitalized interest	(1,131)	(824)	37%
Other	468	27	1628%
Total interest expense	$15,003	$13,756	9%
Interest expense per Mcfe	$0.16	$0.14	8%
Interest expense on our Credit Facility increased 23% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, as a result of a higher average balance outstanding and increased interest rates resulting from the current inflationary environment. Amortization of loan costs increased by 79% for the three months ended March 31, 2024 compared to the three months ended March 31, 2023, as a result of the Third Amendment to the Credit Facility which increased the elected commitments and borrowing base. See Note 3 of our consolidated financial statements for further details of our Credit Facility. The Company also capitalized $1.1 million in interest expense for the three months ended March 31, 2024 compared to $0.8 million for the three months ended March 31, 2023.

Other, net (in thousands)

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023	% Change
Other, net	$(125)	$(14,223)	(99)%
As part of its Chapter 11 Cases and restructuring efforts, the Company filed motions to reject certain firm transportation agreements between the Company and affiliates of TC Energy Corporation ("TC") and Rover Pipeline LLC ("Rover"). During the three months ended March 31, 2023, Gulfport finalized a settlement agreement with Rover that was approved by the Bankruptcy Court on February 21, 2023. Pursuant to the settlement agreement, Gulfport and Rover agreed that the firm transportation contracts between them would be rejected. As part of the settlement, Gulfport paid a $1.0 million administrative claim, which is included in Other, net. Additionally, on February 24, 2023, Gulfport received an additional $17.8 million interim distribution for its TC claim, which is also included in Other, net.
Income Taxes
We recorded income tax expense of $14.9 million for the three months ended March 31, 2024. We did not record any income tax expense for the three months ended March 31, 2023, as a result of maintaining a full valuation allowance against our net deferred tax asset. See Note 14 of our consolidated financial statements for further discussion of our income tax benefit.

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
For the three months ended March 31, 2024, our primary sources of capital resources and liquidity have consisted of internally generated cash flows from operations, and our primary uses of cash have been for development of our oil and natural gas properties, share repurchases and payments on our preferred stock.
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
As of March 31, 2024, we had $8.2 million of cash and cash equivalents, $87.0 million outstanding borrowings under our Credit Facility, $63.8 million of letters of credit outstanding, and $550 million of outstanding 2026 Senior Notes. Our total principal amount of funded debt as of March 31, 2024 was $637.0 million.
As of April 25, 2024 we had $3.6 million of cash and cash equivalents, $43.0 million in borrowings under our Credit Facility, $63.8 million of letters of credit outstanding, and $550 million of outstanding 2026 Senior Notes.
Debt. In May 2021, we issued our 2026 Senior Notes. The 2026 Senior Notes are guaranteed on a senior unsecured basis by each of the Company's subsidiaries that guarantee the Credit Facility.
Additionally, on May 1, 2023, the Company entered into that certain Joinder, Commitment Increase and Borrowing Base Redetermination Agreement, and Third Amendment to Credit Agreement (the “Third Amendment”) which amended the Company’s Existing Credit Facility (as amended, the “Credit Facility”). The Third Amendment, among other things, (a) increased the aggregate elected commitment amounts under the Credit Facility from $700 million to $900 million, (b) increased the borrowing base under the Credit Facility from $1 billion to $1.1 billion, (c) increased the excess cash threshold under the Credit Facility from $45 million to $75 million, and (d) extended the maturity date under the Credit Facility from October 14, 2025 to the earlier of (i) May 1, 2027 and (ii) the 91st day prior to the maturity date of the 2026 Senior Notes or any other permitted senior notes or any permitted refinancing debt under the Credit Facility having an aggregate outstanding principal amount equal to or exceeding $100 million; provided that such notes have not been refinanced, redeemed or repaid in full on or prior to such 91st day. On October 27, 2023, Gulfport completed its semi-annual borrowing base redetermination under its Credit Facility during which the borrowing base was reaffirmed at $1.1 billion with elected commitments remaining at $900 million.
On April 18, 2024, Gulfport completed its semi-annual borrowing base redetermination under its Credit Facility during which the borrowing base was reaffirmed at $1.1 billion with elected commitments remaining at $900 million.
See Note 3 of our consolidated financial statements for additional discussion of our outstanding debt.
Dividends on Preferred Stock. As discussed in Note 4 of our consolidated financial statements, holders of preferred stock are entitled to receive cumulative quarterly dividends at a rate of 10% per annum of the Liquidation Preference with respect to cash dividends and 15% per annum of the Liquidation Preference with respect to dividends paid in kind as additional shares of preferred stock (“PIK Dividends”). We currently have the option to pay either cash dividends or PIK Dividends on a quarterly basis.
During the three months ended March 31, 2024, the Company paid $1.1 million of cash dividends to holders of our preferred stock compared to $1.3 million during the three months ended March 31, 2023.

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
Capital Expenditures. Our capital expenditures have historically been related to the execution of our drilling and completion activities in addition to certain lease acquisition activities. Our capital investment strategy is focused on prudently developing our existing properties to generate sustainable cash flow considering current and forecasted commodity prices. For the three months ended March 31, 2024, the Company's incurred capital expenditures totaled $124.4 million, of which $106.4 million related to drilling and completion activities, $18.0 million related to maintenance leasehold and land investment.
Our drilling and completion capital expenditures for 2024 are currently estimated to be in the range of $330 million to $360 million. Also, we currently expect to spend approximately $50 million to $60 million in 2024 for maintenance leasehold and land investment, which is focused on near-term drilling programs and facilitating increases in our working interests and lateral footage in units we plan to drill in 2024, 2025 and 2026. We expect this capital program to result in approximately 1,045 to 1,080 MMcfe per day of production in 2024.
Sources and Uses of Cash
The following table presents the major changes in cash and cash equivalents for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Net cash provided by operating activities	$188,022	$304,055
Additions to oil and natural gas properties	(118,146)	(130,400)
Debt activity, net	(31,000)	(145,000)
Repurchases of common stock	(29,493)	(32,672)
Dividends on preferred stock	(1,105)	(1,307)
Other	(1,998)	1,525
Net change in cash and cash equivalents	$6,280	$(3,799)
Cash and cash equivalents at end of period	$8,209	$3,460
Net cash provided by operating activities. Net cash flow provided by operating activities was $188.0 million for the three months ended March 31, 2024, as compared to $304.1 million for the three months ended March 31, 2023. The decrease was primarily the result of decreases in natural gas revenues.

Additions to oil and natural gas properties. During the three months ended March 31, 2024, we spud five gross (4.66 net) operated wells and commenced sales from five gross (4.98 net) operated wells targeting the Utica formation for a total incurred cost of approximately $94.1 million. During the three months ended March 31, 2024, we did not spud or commence sales on any operated wells in the SCOOP and had one operated drilling rig running for a total incurred cost of approximately $9.6 million.
Drilling and completion costs discussed above reflect incurred costs while drilling and completion costs presented in the table below reflect cash payments for drilling and completions. Incurred capital expenditures and cash capital expenditures may vary from period to period due to the cash payment cycle. Cash capital expenditures for the three months ended March 31, 2024 and 2023, were as follows (in thousands):

	Three Months Ended March 31, 2024	Three Months Ended March 31, 2023
Oil and Natural Gas Property Cash Expenditures:
Drilling and completion costs	$93,685	$105,181
Leasehold acquisitions	18,360	20,131
Other	6,101	5,088
Total oil and natural gas property expenditures	$118,146	$130,400
Debt activity, net. In the three months ended March 31, 2024, the Company had $272.0 million and $303.0 million in borrowings and repayments, respectively, on its Credit Facility. As of April 25, 2024 the Company had $43.0 million in borrowings outstanding on its Credit Facility.
Repurchases of common stock. During the three months ended March 31, 2024, the Company repurchased 210,075 shares for approximately $29.5 million under the Repurchase Program at a weighted average price of $140.39 per share. For the same period in 2023, the Company repurchased 459,087 shares for $32.9 million at a weighted average price of $71.61 per share. As of April 25, 2024, we repurchased 4,576,515 shares for approximately $429.1 million under the Repurchase Program at a weighted average price of $93.77 per share.
Dividends on preferred stock. During the three months ended March 31, 2024, the Company paid $1.1 million of cash dividends to holders of our preferred stock compared to $1.3 million in the three months ended March 31, 2023.
Contractual and Commercial Obligations
We have various contractual obligations in the normal course of our operations and financing activities, as discussed in Note 9 of our consolidated financial statements. There have been no other material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Off-balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of March 31, 2024, our material off-balance sheet arrangements and transactions include $63.8 million in letters of credit outstanding against our Credit Facility and $43.6 million in surety bonds issued. Both the letters of credit and surety bonds are being used as financial assurance, primarily on certain firm transportation agreements. Additionally, the Company entered into various contractual commitments to purchase inventory and other material to be used in future activities. The Company's commitment to purchase these materials spans 2024, with approximately $19.3 million remaining. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources. See Note 9 of our consolidated financial statements for further discussion of the various financial guarantees we have issued.
Critical Accounting Policies and Estimates
As of March 31, 2024, there have been no significant changes in our critical accounting policies from those disclosed in our 2023 Annual Report on Form 10-K.

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
As of March 31, 2024, our natural gas, oil and NGL derivative instruments consisted of the following types of instruments:
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
•Costless Collars: Each two-way collar has a set floor and ceiling price for the hedged production. If the applicable monthly price indices are outside of the ranges set by the floor and ceiling prices in the various collars, the Company will cash-settle the difference with the counterparty.

•Call Options: We sell, and occasionally buy, call options in exchange for a premium. At the time of settlement, if the market price exceeds the fixed price of the call option, we pay the counterparty the excess on sold call options, and we would receive the excess on bought call options. If the market price settles below the fixed price of the call option, no payment is due from either party.
Our hedge arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or commodity prices increase. At March 31, 2024, we had a net asset derivative position of $220.0 million as compared to a net asset derivative position of $240.2 million as of December 31, 2023. Utilizing actual derivative contractual volumes, a 10% increase in underlying commodity prices would have decreased our asset by approximately $82.7 million, while a 10% decrease in underlying commodity prices would have increased our asset by approximately $81.1 million. However, any realized derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.
Interest Rate Risk. Our Credit Facility is structured under floating rate terms, as advances under these facilities may be in the form of either base rate loans or term benchmark loans. As such, our interest expense is sensitive to fluctuations in the prime rates in the United States, or, if the term benchmark rates are elected, the term benchmark rates. At March 31, 2024, we had $87.0 million outstanding borrowings under our Credit Facility which bore interest at a weighted average rate of 8.33% for the three months ended March 31, 2024. As of March 31, 2024, we did not have any interest rate swaps to hedge interest rate risks.

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
As of March 31, 2024, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures are effective.
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
Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock or senior notes are described below and under "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
Our common stock repurchase activity for the three months ended March 31, 2024 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Approximate maximum dollar value of shares that may yet be purchased under the plans or programs
January 1 - January 31	60,720	$127.33	56,232	$243,197,000
February 1 - February 29	56,657	$129.56	56,624	$235,860,000
March 1 - March 31	100,768	$153.88	97,219	$220,858,000
Total	218,145	$140.17	210,075
_____________________
(1)    We repurchased and canceled 4,488, 33 and 3,549 shares of our common stock at a weighted average price of $128.82, $99.37 and $142.07 to satisfy tax withholding requirements incurred upon the vesting of restricted stock unit awards during January, February and March 2024, respectively.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Trading Arrangements
During the three months ended March 31, 2024, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement"(as defined in Item 408 of Regulation S-K).

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
Date: May 1, 2024

GULFPORT ENERGY CORPORATION

By:	/s/ Michael Hodges
Michael Hodges Chief Financial Officer