Form 10-Q
period 2024-06-30
GULFPORT ENERGY CORP
filed 2024-08-07
CIK 874499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
 Yes  ☒    No  ☐
As of July 29, 2024, 18,107,078 shares of the registrant’s common stock were outstanding.

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

Credit Facility. The Third Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A. as administrative agent and various lender parties, providing for a senior secured reserve-based revolving credit facility effective as of October 14,2021, as amended by the Joinder, Commitment Increase and Borrowing Base Redetermination Agreement, and Third Amendment to Credit Agreement dated as of May 1, 2023 and reaffirmed as of April 18, 2024.

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

RTSR. Relative total shareholder return.

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

TSR. Total shareholder return.

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

GULFPORT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$1,233	$1,929
Accounts receivable—oil, natural gas, and natural gas liquids sales	94,346	122,479
Accounts receivable—joint interest and other	21,210	22,221
Prepaid expenses and other current assets	6,239	16,951
Short-term derivative instruments	147,243	233,226
Total current assets	270,271	396,806
Property and equipment:
Oil and natural gas properties, full-cost method
Proved oil and natural gas properties	3,171,811	2,904,519
Unproved properties	218,399	204,233
Other property and equipment	10,810	9,165
Total property and equipment	3,401,020	3,117,917
Less: accumulated depletion, depreciation and amortization	(1,024,142)	(865,618)
Total property and equipment, net	2,376,878	2,252,299
Other assets:
Long-term derivative instruments	38,220	47,566
Deferred tax asset	517,890	525,156
Operating lease assets	7,844	14,299
Other assets	27,140	31,487
Total other assets	591,094	618,508
Total assets	$3,238,243	$3,267,613
Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$290,978	$309,532
Short-term derivative instruments	43,838	21,963
Current portion of operating lease liabilities	6,888	12,959
Total current liabilities	341,704	344,454
Non-current liabilities:
Long-term derivative instruments	20,941	18,602
Asset retirement obligation	31,438	29,941
Non-current operating lease liabilities	956	1,340
Long-term debt	679,503	667,382
Total non-current liabilities	732,838	717,265
Total liabilities	$1,074,542	$1,061,719
Commitments and contingencies (Note 9)
Mezzanine equity:
Preferred stock - $0.0001 par value, 110.0 thousand shares authorized, 43.8 thousand issued and outstanding at June 30, 2024, and 44.2 thousand issued and outstanding at December 31, 2023	43,788	44,214
Stockholders’ equity:
Common stock - $0.0001 par value, 42.0 million shares authorized, 18.1 million issued and outstanding at June 30, 2024, and 18.3 million issued and outstanding at December 31, 2023	2	2
Additional paid-in capital	249,038	315,726
Common stock held in reserve, 0 shares at June 30, 2024 and 62.0 thousand shares at December 31, 2023	—	(1,996)
Retained earnings	1,871,571	1,847,948
Treasury stock, at cost - 4.6 thousand shares at June 30, 2024 and 0 shares at December 31, 2023	(698)	—
Total stockholders’ equity	$2,119,913	$2,161,680
Total liabilities, mezzanine equity and stockholders’ equity	$3,238,243	$3,267,613
See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
REVENUES:
Natural gas sales	$144,458	$159,246
Oil and condensate sales	19,127	22,602
Natural gas liquid sales	26,147	26,070
Net (loss) gain on natural gas, oil and NGL derivatives	(8,615)	96,788
Total revenues	181,117	304,706
OPERATING EXPENSES:
Lease operating expenses	15,817	16,155
Taxes other than income	7,018	7,938
Transportation, gathering, processing and compression	86,529	85,664
Depreciation, depletion and amortization	78,553	80,148
General and administrative expenses	10,752	8,611
Restructuring costs	—	2,893
Accretion expense	567	714
Total operating expenses	199,236	202,123
(LOSS) INCOME FROM OPERATIONS	(18,119)	102,583
OTHER EXPENSE (INCOME):
Interest expense	15,158	13,727
Other, net	522	(4,831)
Total other expense	15,680	8,896
(LOSS) INCOME BEFORE INCOME TAXES	(33,799)	93,687
INCOME TAX BENEFIT:
Current	—	—
Deferred	(7,587)	—
Total income tax benefit	(7,587)	—
NET (LOSS) INCOME	$(26,212)	$93,687
Dividends on preferred stock	(1,095)	(1,278)
Participating securities - preferred stock	—	(14,044)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(27,307)	$78,365
NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(1.51)	$4.23
Diluted	$(1.51)	$4.18
Weighted average common shares outstanding—Basic	18,144	18,518
Weighted average common shares outstanding—Diluted	18,144	18,805

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
REVENUES:
Natural gas sales	$332,744	$441,780
Oil and condensate sales	40,828	53,316
Natural gas liquid sales	54,253	65,982
Net gain on natural gas, oil and NGL derivatives	36,521	474,849
Total revenues	464,346	1,035,927
OPERATING EXPENSES:
Lease operating expenses	32,625	36,017
Taxes other than income	15,278	18,633
Transportation, gathering, processing and compression	173,148	173,281
Depreciation, depletion and amortization	158,576	159,242
General and administrative expenses	19,950	17,344
Restructuring costs	—	4,762
Accretion expense	1,122	1,478
Total operating expenses	400,699	410,757
INCOME FROM OPERATIONS	63,647	625,170
OTHER EXPENSE (INCOME):
Interest expense	30,161	27,483
Other, net	397	(19,054)
Total other expense	30,558	8,429
INCOME BEFORE INCOME TAXES	33,089	616,741
INCOME TAX EXPENSE:
Current	—	—
Deferred	7,266	—
Total income tax expense	7,266	—
NET INCOME	$25,823	$616,741
Dividends on preferred stock	(2,200)	(2,585)
Participating securities - preferred stock	(3,469)	(92,611)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$20,154	$521,545
NET INCOME PER COMMON SHARE:
Basic	$1.11	$27.91
Diluted	$1.09	$27.60
Weighted average common shares outstanding—Basic	18,169	18,688
Weighted average common shares outstanding—Diluted	18,573	18,930
 See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Common Stock Held in Reserve		Treasury Stock	Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2023	19,097	$2	(62)	$(1,996)	$(286)	$449,243	$381,872	$828,835
Net income	—	—	—	—	—	—	523,054	523,054
Stock compensation	—	—	—	—	—	3,069	—	3,069
Repurchase of common stock under Repurchase Program	(457)	—	—	—	(201)	(33,001)	—	(33,202)
Issuance of common stock upon vesting of share-based awards	5	—	—	—	—	—	—	—
Common stock withheld for income taxes on share-based awards	(2)	—	—	—	—	(287)	—	(287)
Dividends on preferred stock	—	—	—	—	—	—	(1,307)	(1,307)
Balance at March 31, 2023	18,643	$2	(62)	$(1,996)	$(487)	$419,024	$903,619	$1,320,162
Net income	—	—	—	—	—	—	93,687	93,687
Conversion of preferred stock	431	—	—	—	—	5,836	—	5,836
Stock compensation	—	—	—	—	—	3,834	—	3,834
Repurchase of common stock under Repurchase Program	(448)	—	—	—	487	(43,117)	—	(42,630)
Issuance of common stock upon vesting of share-based awards	50	—	—	—	—	—	—	—
Common stock withheld for income taxes on share-based awards	(18)	—	—	—	—	(1,493)	—	(1,493)
Dividends on preferred stock	—	—	—	—	—	(2)	(1,278)	(1,280)
Balance at June 30, 2023	18,658	$2	(62)	$(1,996)	$—	$384,082	$996,028	$1,378,116

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY CONTINUED
(In thousands)
(Unaudited)

	Common Stock		Common Stock Held in Reserve		Treasury Stock	Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2024	18,288	$2	(62)	$(1,996)	$—	$315,726	$1,847,948	$2,161,680
Net income	—	—	—	—	—	—	52,035	52,035
Conversion of preferred stock	1	—	—	—	—	11	—	11
Stock compensation	—	—	—	—	—	3,587	—	3,587
Repurchase of common stock under Repurchase Program	(210)	—	—	—	—	(29,788)	—	(29,788)
Issuance of common stock held in reserve	—	—	62	1,996	—	—	—	1,996
Issuance of common stock upon vesting of share-based awards	18	—	—	—	—	—	—	—
Common stock withheld for income taxes on share-based awards	(8)	—	—	—	—	(1,086)	—	(1,086)
Dividends on preferred stock	—	—	—	—	—	—	(1,105)	(1,105)
Balance at March 31, 2024	18,089	$2	—	$—	$—	$288,450	$1,898,878	$2,187,330
Net loss	—	—	—	—	—	—	(26,212)	(26,212)
Conversion of preferred stock	30	—	—	—	—	415	—	415
Stock compensation	—	—	—	—	—	4,990	—	4,990
Repurchase of common stock under Repurchase Program	(156)	—	—	—	(698)	(24,319)	—	(25,017)
Issuance of common stock upon vesting of share-based awards	303	—	—	—	—	—	—	—
Common stock withheld for income taxes on share-based awards	(129)	—	—	—	—	(20,498)	—	(20,498)
Dividends on preferred stock	—	—	—	—	—	—	(1,095)	(1,095)
Balance at June 30, 2024	18,137	$2	—	$—	$(698)	$249,038	$1,871,571	$2,119,913
See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Cash flows from operating activities:
Net income	$25,823	$616,741
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	158,576	159,242
Net gain on derivative instruments	(36,522)	(474,849)
Net cash receipts on settled derivative instruments	156,065	52,886
Deferred income tax expense	7,266	—
Stock-based compensation expense	5,746	5,043
Other, net	3,024	4,184
Changes in operating assets and liabilities, net	(8,491)	48,159
Net cash provided by operating activities	311,487	411,406
Cash flows from investing activities:
Additions to oil and natural gas properties	(244,851)	(283,406)
Proceeds from sale of oil and natural gas properties	—	2,648
Other, net	(1,647)	(835)
Net cash used in investing activities	(246,498)	(281,593)
Cash flows from financing activities:
Principal payments on Credit Facility	(511,000)	(518,000)
Borrowings on Credit Facility	523,000	472,000
Debt issuance costs and loan commitment fees	(106)	(6,920)
Dividends on preferred stock	(2,200)	(2,587)
Repurchase of common stock under Repurchase Program	(38,793)	(54,085)
Repurchase of common stock under Repurchase Program - related party	(15,002)	(20,431)
Shares exchanged for tax withholdings	(21,584)	(1,780)
Net cash used in financing activities	(65,685)	(131,803)
Net change in cash and cash equivalents	(696)	(1,990)
Cash and cash equivalents at beginning of period	1,929	7,259
Cash and cash equivalents at end of period	$1,233	$5,269
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
This Quarterly Report on Form 10-Q (this “Form 10-Q”) relates to the financial position and periods as of and for the six months ended June 30, 2024, and the six months ended June 30, 2023. The Company's annual report on Form 10-K for the year ended December 31, 2023, should be read in conjunction with this Form 10-Q. The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of our condensed consolidated financial statements and accompanying notes and include the accounts of our wholly-owned subsidiaries. Intercompany accounts and balances have been eliminated. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.
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
In March 2024, the Securities and Exchange Commission ("SEC") issued final climate-related disclosure rules that will require disclosure of material climate-related risks and material direct greenhouse gas emissions from operations owned or controlled (Scope 1) and/or material indirect greenhouse gas emissions from purchased energy consumed in owned or controlled operations (Scope 2). Additionally, the rules require disclosure in the notes to the financial statements of the effects of severe weather events and other natural conditions, subject to certain materiality thresholds. In April 2024, the SEC issued an order to stay the rules pending the completion of judicial review of multiple petitions challenging the rules. The SEC has indicated that it will publish a new effective date for the rules, if ultimately implemented, at the conclusion of the stay. We are in the process of analyzing the impact of the rules on our related disclosures.

Reclassification
Certain reclassifications have been made to prior period financial statements and related disclosures to conform to current period presentation. These reclassifications have no impact on previous reported total assets, total liabilities, net income or total operating cash flows.
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Revenue payable and suspense	$119,769	$148,598
Accounts payable	53,492	43,517
Accrued capital expenditures	39,597	38,322
Accrued transportation, gathering, processing and compression	36,138	32,849
Accrued contract rejection damages and shares held in reserve	—	1,996
Other accrued liabilities	41,982	44,250
Total accounts payable and accrued liabilities	$290,978	$309,532
Other, net
As part of its Chapter 11 Cases and restructuring efforts, the Company filed motions to reject certain firm transportation agreements between the Company and affiliates of TC Energy Corporation ("TC") and Rover Pipeline LLC ("Rover"). During the first quarter of 2023, Gulfport finalized a settlement agreement with Rover that was approved by the Bankruptcy Court on February 21, 2023. Pursuant to the settlement agreement, Gulfport and Rover agreed that the firm transportation contracts between them would be rejected. As part of the settlement, Gulfport paid a $1.0 million administrative claim, which is included in Other, net. Additionally, on February 24, 2023, Gulfport received an additional $17.8 million interim distribution for its TC claim, which is also included in Other, net. Other, net in the second quarter of 2023 included a $5.0 million recoupment of previously placed collateral for certain firm transportation commitments during our Chapter 11 Cases.
Supplemental Cash Flow and Non-Cash Information (in thousands)

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Supplemental disclosure of cash flow information:
Interest payments, net of amounts capitalized	$28,263	$26,122
Changes in operating assets and liabilities, net:
Accounts receivable - oil, natural gas, and natural gas liquid sales	$28,133	$186,300
Accounts receivable - joint interest and other	1,011	3,595
Accounts payable and accrued liabilities	(37,017)	(140,832)
Prepaid expenses	(649)	(973)
Other assets	31	69
Total changes in operating assets and liabilities, net	$(8,491)	$48,159
Supplemental disclosure of non-cash transactions:
Capitalized stock-based compensation	$2,830	$1,861
Asset retirement obligation capitalized	$375	$73
Asset retirement obligation removed due to divestiture and settlements	$—	$(919)
Release of common stock held in reserve	$1,996	$—

2.PROPERTY AND EQUIPMENT
The major categories of property and equipment and related accumulated DD&A are as follows (in thousands):

	June 30, 2024	December 31, 2023
Proved oil and natural gas properties	$3,171,811	$2,904,519
Unproved properties	218,399	204,233
Other depreciable property and equipment	10,424	8,779
Land	386	386
Total property and equipment	3,401,020	3,117,917
Accumulated DD&A	(1,024,142)	(865,618)
Property and equipment, net	$2,376,878	$2,252,299
Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the Company's oil and natural gas properties. At June 30, 2024 and 2023, the net book value of the Company's oil and gas properties was below the calculated ceiling. As a result, the Company did not record an impairment of its oil and natural gas properties for the three or six months ended June 30, 2024 or 2023.
Lower natural gas, oil and NGL prices can reduce the value of the Company’s assets. In addition to commodity prices, the Company’s production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine its actual ceiling test calculation and impairment analysis in future periods. Given the decline of commodity prices in 2023 and 2024 and the current pricing outlook for the remainder of 2024, the Company believes a non-cash impairment of its assets is reasonably likely to occur in the third quarter of 2024. Any such ceiling test impairment could be material to our net earnings; however, given the inter-relationship of the various judgements made to estimate proved reserves, it is impractical to estimate the potential changes in these estimates and their impact on the impairment.
Certain general and administrative costs are capitalized to the full cost pool and represent management’s estimate of costs incurred directly related to exploration and development activities. All general and administrative costs not capitalized are charged to expense as they are incurred. Capitalized general and administrative costs were approximately $6.3 million and $12.0 million, for the three and six months ended June 30, 2024, respectively, and $5.4 million and $10.5 million for the three and six months ended June 30, 2023, respectively.
The Company evaluates the costs excluded from its amortization calculation at least annually. Individually insignificant unevaluated properties are grouped for evaluation and periodically transferred to evaluated properties over a timeframe consistent with their expected development schedule.
The following table summarizes the Company’s non-producing properties excluded from amortization by area (in thousands):

	June 30, 2024	December 31, 2023
Utica & Marcellus	$193,309	$177,888
SCOOP	25,090	26,345
Total unproved properties	$218,399	$204,233

Asset Retirement Obligation
The following table provides a reconciliation of the Company’s asset retirement obligation for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Asset retirement obligation, beginning of period	$29,941	$33,171
Liabilities incurred	375	73
Liabilities settled	—	(165)
Liabilities removed due to divestitures	—	(919)
Accretion expense	1,122	1,478
Total asset retirement obligation, end of period	$31,438	$33,638
3.LONG-TERM DEBT
Long-term debt consisted of the following items as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
8.0% senior unsecured notes due 2026	$550,000	$550,000
Credit Facility due 2027	130,000	118,000
Net unamortized debt issuance costs	(497)	(618)
Total debt, net	679,503	667,382
Less: current maturities of long-term debt	—	—
Total long-term debt, net	$679,503	$667,382
Credit Facility
On May 1, 2023, the Company entered into that certain Joinder, Commitment Increase and Borrowing Base Redetermination Agreement, and Third Amendment to Credit Agreement (the “Third Amendment”) which amended the Company’s Credit Facility. The Third Amendment, among other things, (a) increased the aggregate elected commitment amounts under the Credit Facility from $700 million to $900 million, (b) increased the borrowing base under the Credit Facility from $1 billion to $1.1 billion, (c) increased the excess cash threshold under the Credit Facility from $45 million to $75 million, and (d) extended the maturity date under the Credit Facility from October 14, 2025 to the earlier of (i) four years from the closing date of the Third Amendment and (ii) the 91st day prior to the maturity date of the 2026 Senior Notes or any other permitted senior notes or any permitted refinancing debt under the Credit Facility having an aggregate outstanding principal amount equal to or exceeding $100 million; provided that such notes have not been refinanced, redeemed or repaid in full on or prior to such 91st day. On April 18, 2024, Gulfport completed its semi-annual borrowing base redetermination under its Credit Facility during which the borrowing base was reaffirmed at $1.1 billion with elected commitments remaining at $900 million.
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
As of June 30, 2024, the Company had $130.0 million outstanding borrowings under the Credit Facility, $63.8 million in letters of credit outstanding and was in compliance with all covenants under the credit agreement.
For the three and six months ended June 30, 2024, the Credit Facility bore interest at a weighted average rate of 8.33% and 8.33%, respectively.
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
Capitalization of Interest
The Company capitalized $1.2 million and $2.4 million in interest expense for the three and six months ended June 30, 2024, respectively and $1.0 million and $1.8 million for the three and six months ended June 30, 2023, respectively.
Fair Value of Debt
At June 30, 2024, the carrying value of the outstanding debt represented by the 2026 Senior Notes was $549.5 million. Based on the quoted market prices (Level 1), the fair value of the 2026 Senior Notes was determined to be $556.1 million at June 30, 2024.
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
Each holder of shares of preferred stock has the right (the “Conversion Right”), at its option and at any time, to convert all or a portion of the shares of preferred stock that it holds into a number of shares of common stock equal to the quotient obtained by dividing (x) the product obtained by multiplying (i) the Liquidation Preference times (ii) an amount equal to one (1) plus the Per Share Makewhole Amount (as defined in the Preferred Terms) on the date of conversion, by (y) $14.00 per share (as may be adjusted under the Preferred Terms). The shares of preferred stock outstanding at June 30, 2024 would convert to approximately 3.1 million shares of common stock if all holders of preferred stock exercised their Conversion Right.
Gulfport may redeem all, but not less than all, of the outstanding shares of preferred stock by notice to the holders of preferred stock, at the greater of (i) the aggregate value of the preferred stock, calculated by the Current Market Price (as defined in the Preferred Terms) of the number of shares of common stock into which, subject to redemption, such preferred stock would have been converted if such shares were converted pursuant to the Conversion Right at the time of such redemption and (ii) the Liquidation Preference (the “Redemption Price”).
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
Dividends and Conversions
The Company paid $1.1 million and $2.2 million of cash dividends to holders of our preferred stock during the three and six months ended June 30, 2024, respectively, and $1.3 million and $2.6 million during the three and six months ended June 30, 2023, respectively.
The following table summarizes activity of the Company’s preferred stock for the six months ended June 30, 2024 and 2023:

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Preferred stock, beginning of period	44,214	52,295
Conversion of preferred stock	(426)	(5,836)
Preferred stock, end of period	43,788	46,459
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
In January 2024, the remaining 62,000 shares in the Disputed Claims Reserve were issued to certain claimants. There are no remaining shares in the Disputed Claims Reserve subsequent to the January 2024 issuance.
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
The following table summarizes activity under the Repurchase Program for the six months ended June 30, 2024 (number of shares and dollar value of shares purchased shown in thousands):

	Total Number of Shares Purchased	Dollar Value of Shares Purchased	Average Price Paid Per Share
First quarter 2024	210	$29,492	$140.39
Second quarter 2024	161	25,000	155.65
Total	371	$54,492	$147.00
As of June 30, 2024, the Company has repurchased 4.7 million shares for $454.1 million at a weighted average price of $95.87 per share since the inception of the Repurchase Program.
6.STOCK-BASED COMPENSATION
In May 2021, the Board of Directors adopted the Incentive Plan with a share reserve equal to 2.8 million shares of common stock. The Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalents and performance awards or any combination of the foregoing. The Company has granted both restricted stock units and performance vesting restricted stock units to employees and directors pursuant to the Incentive Plan, as discussed below. During the three and six months ended June 30, 2024, the Company's stock-based compensation expense was $5.0 million and $8.6 million, respectively, of which the Company capitalized $1.6 million and $2.8 million, respectively, relating to its exploration and development efforts. During the three and six months ended June 30, 2023, the Company's stock-based compensation expense was $3.0 million and $5.6 million, respectively, of which the Company capitalized $1.0 million and $1.9 million, respectively, relating to its exploration and development efforts. Stock compensation expense, net of the amounts capitalized, is included in general and administrative expenses in the accompanying consolidated statements of operations. As of June 30, 2024, the Company has awarded an aggregate of approximately 444,493 restricted stock units and approximately 462,982 performance vesting restricted stock units under the Incentive Plan.

The vesting for certain share-based awards was accelerated in the first three months of 2023 in conjunction with the restructuring activities described in Note 7 and is included in restructuring costs in the accompanying consolidated statement of operations.
The following tables summarizes activity for the six months ended June 30, 2024 and 2023:

	Number of Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Unvested Performance Vesting Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested shares as of January 1, 2024	193,602	$83.89	255,578	$54.40
Granted	69,436	152.54	58,346	156.00
Vested	(17,720)	75.96	—	—
Forfeited/canceled	(747)	99.88	—	—
Unvested shares as of March 31, 2024	244,571	$103.91	313,924	$73.28
Granted(1)	6,040	155.61	130,012	48.65
Vested	(37,665)	95.83	(265,797)	48.65
Forfeited/canceled	(989)	117.19	—	—
Unvested shares as of June 30, 2024	211,957	$106.75	178,139	$92.06
_____________________
(1)    The table includes the impacts of performance share units granted in a prior year that vested higher than 100% of target due to the Company's TSR performance compared to peers.

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
The aggregate fair value of share-based awards that vested during the three and six months ended June 30, 2024, was approximately $48.1 million and $49.2 million, respectively, based on the stock price at the time of vesting. During the three and six months ended June 30, 2023, the aggregate fair value of share-based awards that vested was approximately $3.9 million and $4.8 million, respectively, based on the stock price at the time of vesting.
Restricted Stock Units
Restricted stock units awarded under the Incentive Plan generally vest over a period of 3 or 4 years in the case of employees and 1 or 4 years in the case of directors upon the recipient meeting applicable service requirements. Stock-based compensation expense is recorded ratably over the service period. The grant date fair value of restricted stock units represents the closing market price of the Company's common stock on the date of the grant. Unrecognized compensation expense as of June 30, 2024, was $17.3 million. The expense is expected to be recognized over a weighted average period of 2.06 years.

Performance Vesting Restricted Stock Units
The Company has awarded performance vesting restricted stock units to certain of its executive officers under the Incentive Plan. The number of shares of common stock issued pursuant to the award will be based on a combination of (i) the Company's TSR and (ii) the Company's RTSR for the performance period. Participants will earn from 0% to 200% of the target award based on the Company's TSR and RTSR ranking compared to the TSR of the companies in the Company's designated peer group at the end of the performance period. Awards will be earned and vested at the end of a three-year performance period, subject to earlier termination of the performance period in the event of a change in control. The grant date fair values were determined using the Monte Carlo simulation method and are being recorded ratably over the performance period.
The table below summarizes the assumptions used in the Monte Carlo simulation to determine the grant date fair value of awards granted during the six months ended June 30, 2024:

Grant date	January 24, 2023	March 3, 2023	April 3, 2023	March 1, 2024
Forecast period (years)	3	3	3	3
Risk-free interest rates	3.88%	4.64%	3.79%	4.36%
Implied equity volatility	87.2%	86.4%	70.8%	46.70%
Stock price on the date of grant	$72.99	$82.20	$79.50	$142.00
Unrecognized compensation expense as of June 30, 2024, related to performance vesting restricted shares was $10.8 million. The expense is expected to be recognized over a weighted average period of 2.17 years.
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
There were 0.3 million share-based awards that were considered anti-dilutive for the three months ended June 30, 2024, and 0.4 million share-based awards that were considered dilutive for the six months ended June 30, 2024. There were 0.3 million and 0.2 million share-based awards that were considered dilutive for the three months and six months ended June 30, 2023, respectively. There were 3.1 million potential shares of common stock issuable due to the Company's convertible preferred stock for each of the three and six months ended June 30, 2024. There were 3.3 million potential shares of common stock issuable due to the Company's convertible preferred stock for each of the three and six months ended June 30, 2023.

Reconciliations of the components of basic and diluted net income (loss) per common share are presented in the tables below (in thousands):

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Net (loss) income	$(26,212)	$93,687
Dividends on preferred stock	(1,095)	(1,278)
Participating securities - preferred stock(1)	—	(14,044)
Net (loss) income attributable to common stockholders	$(27,307)	$78,365
Re-allocation of participating securities	—	182
Diluted net (loss) income attributable to common stockholders	$(27,307)	$78,547
Basic Shares	18,144	18,518
Dilutive Shares	18,144	18,805
Basic EPS	$(1.51)	$4.23
Dilutive EPS	$(1.51)	$4.18
_____________________
(1)    Preferred stock represents participating securities because it participates in any dividends on shares of common stock on a pari passu, pro rata basis. However, preferred stock does not participate in undistributed net losses.

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Net income	$25,823	$616,741
Dividends on preferred stock	(2,200)	(2,585)
Participating securities - preferred stock(1)	(3,469)	(92,611)
Net income attributable to common stockholders	$20,154	$521,545
Re-allocation of participating securities	64	1,008
Diluted net income attributable to common stockholders	$20,218	$522,553
Basic Shares	18,169	18,688
Dilutive Shares	18,573	18,930
Basic EPS	$1.11	$27.91
Dilutive EPS	$1.09	$27.60
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

A summary of these commitments at June 30, 2024, are set forth in the table below (in thousands):

Remaining 2024	$111,569
2025	137,728
2026	134,257
2027	136,425
2028	136,581
Thereafter	600,031
Total	$1,256,591
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
A summary of these volume commitments at June 30, 2024, are set forth in the table below (MMBtu per day):

Remaining 2024	10,000
2025	68,000
2026	75,000
2027	12,000
Thereafter	—
Total	165,000
Other Operational Commitments
The Company entered into various contractual commitments to purchase inventory and other material to be used in future activities. The Company's commitment to purchase these materials spans 2024, with approximately $7.2 million remaining.

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
The Company received Notice and Finding of Violations ("NOV/FOVs") from the United States Environmental Protection Agency ("USEPA") alleging violations of the Clean Air Act at 17 locations in Ohio between 2013 and 2019. On January 22, 2020, the Company entered a Consent Decree with the Department of Justice and USEPA addressing Gulfport's failure to capture and control air emissions from storage vessels and to comply with associated inspection, recordkeeping, and reporting requirements. During the process of terminating the Consent Decree, the Company was informed that there were untimely repairs on a number of locations subject to the Company's Consent Decree that failed to comply with Subpart OOOO or Permit to Install and Operate Applications. On July 31, the Company received a NOV/FOV from USEPA related to the alleged untimely repairs. While these repairs have been completed, resolution of the matter may result in monetary sanctions exceeding $300,000.
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
The Company does not currently have any commodity derivative transactions that have margin requirements or collateral provisions that would require payments prior to the scheduled settlement dates. The Company's commodity derivative contract counterparties are typically financial institutions and energy trading firms with investment-grade credit ratings. Gulfport routinely monitors and manages its exposure to counterparty risk by requiring specific minimum credit standards for all counterparties, actively monitoring counterparties' public credit ratings and avoiding the concentration of credit exposure by transacting with multiple counterparties. The Company has master netting agreements with some counterparties that allow the offsetting of receivables and payables in a default situation. As of June 30, 2024, our commodity derivative contracts were spread among 12 counterparties.
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

The Company has entered into natural gas, crude oil and NGL fixed price swap contracts based off the NYMEX Henry Hub, NYMEX WTI and Mont Belvieu C3 indices. Below is a summary of the Company’s open fixed price swap positions as of June 30, 2024.

	Index	Daily Volume	Weighted Average Price
Natural Gas		(MMBtu/d)	($/MMBtu)
Remaining 2024	NYMEX Henry Hub	400,000	$3.77
2025	NYMEX Henry Hub	210,000	$3.92
2026	NYMEX Henry Hub	30,000	$3.62

Oil		(Bbl/d)	($/Bbl)
Remaining 2024	NYMEX WTI	500	$77.50
2025	NYMEX WTI	2,000	$74.50

NGL		(Bbl/d)	($/Bbl)
Remaining 2024	Mont Belvieu C3	2,500	$30.25
2025	Mont Belvieu C3	2,000	$30.09
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
The Company has entered into natural gas and crude oil costless collars based off the NYMEX Henry Hub and NYMEX WTI indices. Below is a summary of the Company's costless collar positions as of June 30, 2024.

	Index	Daily Volume	Weighted Average Floor Price	Weighted Average Ceiling Price
Natural Gas		(MMBtu/d)	($/MMBtu)	($/MMBtu)
Remaining 2024	NYMEX Henry Hub	225,000	$3.36	$5.14
2025	NYMEX Henry Hub	220,000	$3.37	$4.23

Oil		(Bbl/d)	($/Bbl)	($/Bbl)
Remaining 2024	NYMEX WTI	1,000	$62.00	$80.00
From time to time, the Company has sold natural gas call options in exchange for a premium, and used the associated premiums received to enhance the fixed price for a portion of the fixed price natural gas swaps. Each sold call option has an established ceiling price. If at the time of settlement the referenced settlement price exceeds the ceiling price, the Company pays its counterparty an amount equal to the difference between the referenced settlement price and the price ceiling multiplied by the hedged contract volumes. No payment is due from either party if the referenced settlement price is below the price ceiling. Below is a summary of the Company's open sold call option positions as of June 30, 2024.

	Index	Daily Volume	Weighted Average Price
Natural Gas		(MMBtu/d)	($/MMBtu)
Remaining 2024	NYMEX Henry Hub	202,000	$3.33
2025	NYMEX Henry Hub	193,315	$5.80

In addition, the Company has entered into natural gas basis swap positions. These instruments are arrangements that guarantee a fixed price differential to NYMEX Henry Hub from a specified delivery point. The Company receives the fixed price differential and pays the floating market price differential to the counterparty for the hedged commodity. As of June 30, 2024, the Company had the following natural gas basis swap positions open:

	Gulfport Pays	Gulfport Receives	Daily Volume	Weighted Average Fixed Spread
Natural Gas			(MMBtu/d)	($/MMBtu)
Remaining 2024	Rex Zone 3	NYMEX Plus Fixed Spread	150,000	$(0.15)
Remaining 2024	NGPL TXOK	NYMEX Plus Fixed Spread	70,000	$(0.31)
Remaining 2024	TETCO M2	NYMEX Plus Fixed Spread	230,000	$(0.94)
2025	Rex Zone 3	NYMEX Plus Fixed Spread	90,000	$(0.21)
2025	NGPL TXOK	NYMEX Plus Fixed Spread	40,000	$(0.29)
2025	TETCO M2	NYMEX Plus Fixed Spread	210,000	$(0.96)
2026	TETCO M2	NYMEX Plus Fixed Spread	40,000	$(1.06)
Balance Sheet Presentation
The Company reports the fair value of derivative instruments on the consolidated balance sheets as derivative instruments under current assets, noncurrent assets, current liabilities and noncurrent liabilities on a gross basis. The Company determines the current and noncurrent classification based on the timing of expected future cash flows of individual trades. The following table presents the fair value of the Company’s derivative instruments on a gross basis at June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024	December 31, 2023
Short-term derivative asset	$147,243	$233,226
Long-term derivative asset	38,220	47,566
Short-term derivative liability	(43,838)	(21,963)
Long-term derivative liability	(20,941)	(18,602)
Total commodity derivative position	$120,684	$240,227

Gains and Losses
The following table presents the gain and loss recognized in net gain (loss) on natural gas, oil and NGL derivatives in the accompanying consolidated statements of operations for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Net gain (loss) on derivative instruments
	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Natural gas derivatives - fair value (losses) gains	$(99,871)	$37,792
Natural gas derivatives - settlement gains	91,251	49,444
Total (losses) gains on natural gas derivatives	(8,620)	87,236

Oil derivatives - fair value gains	595	2,258
Oil derivatives - settlement (losses) gains	(271)	369
Total gains on oil and condensate derivatives	324	2,627

NGL derivatives - fair value (losses) gains	(82)	4,218
NGL derivatives - settlement (losses) gains	(237)	2,707
Total (losses) gains on NGL derivatives	(319)	6,925

Total (losses) gains on natural gas, oil and NGL derivatives	$(8,615)	$96,788

	Net gain (loss) on derivative instruments
	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Natural gas derivatives - fair value (losses) gains	$(111,349)	$411,940
Natural gas derivatives - settlement gains	157,702	49,271
Total gains on natural gas derivatives	46,353	461,211

Oil derivatives - fair value (losses) gains	(1,865)	6,990
Oil derivatives - settlement losses	(259)	(74)
Total (losses) gains on oil and condensate derivatives	(2,124)	6,916

NGL derivatives - fair value (losses) gains	(6,330)	3,033
NGL derivatives - settlement (losses) gains	(1,378)	3,689
Total (losses) gains on NGL derivatives	(7,708)	6,722

Total gains on natural gas, oil and NGL derivatives	$36,521	$474,849

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

	As of June 30, 2024
	Gross Assets (Liabilities) Presented in the Consolidated Balance Sheets	Gross Amounts Subject to Master Netting Agreements	Net Amount
Derivative assets	$185,463	$(61,343)	$124,120
Derivative liabilities	$(64,779)	$61,343	$(3,436)

	As of December 31, 2023
	Gross Assets (Liabilities) Presented in the Consolidated Balance Sheets	Gross Amounts Subject to Master Netting Agreements	Net Amount
Derivative assets	$280,792	$(30,866)	$249,926
Derivative liabilities	$(40,565)	$30,866	$(9,699)
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

Financial assets and liabilities
The following tables summarize the Company’s financial and non-financial assets and liabilities by valuation level as of June 30, 2024 and December 31, 2023 (in thousands):

	June 30, 2024
	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$—	$185,463	$—
Contingent consideration arrangement	—	—	2,900
Total assets	$—	$185,463	$2,900
Liabilities:
Derivative instruments	$—	$64,779	$—

	December 31, 2023
	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$—	$280,792	$—
Contingent consideration arrangement	—	—	2,900
Total assets	$—	$280,792	$2,900
Liabilities:
Derivative instruments	$—	$40,565	$—
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
The Company's SCOOP water infrastructure sale, which closed in the first quarter of 2020, included a contingent consideration arrangement. As of June 30, 2024, the fair value of the contingent consideration was $2.9 million, of which $0.3 million is included in prepaid expenses and other assets and $2.6 million is included in other assets in the accompanying consolidated balance sheets. The fair value of the contingent consideration arrangement is calculated using discounted cash flow techniques and is based on internal estimates of the Company's future development program and water production levels. Given the unobservable nature of the inputs, the fair value measurement of the contingent consideration arrangement is deemed to use Level 3 inputs. The Company records changes in fair value in earnings. The Company did not recognize a gain or loss for the three and six months ended June 30, 2024 with respect to this contingent consideration arrangement. The Company recognized losses of a $0.1 million and $1.2 million for the three and six months ended June 30, 2023, respectively, with respect to this contingent consideration arrangement. These fair value changes are included in other expense (income) in the accompanying consolidated statements of operations.
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
Contract Balances
Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $94.3 million and $122.5 million as of June 30, 2024 and December 31, 2023, respectively, and are reported in accounts receivable - oil, natural gas, and natural gas liquids sales in the accompanying consolidated balance sheets. The Company currently has no assets or liabilities related to its revenue contracts, including no upfront or rights to deficiency payments.
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

The Company has entered into contracts for drilling rigs with varying terms with third parties to ensure operational continuity, cost control and rig availability in its operations. The Company has concluded its drilling rig contracts are operating leases as the assets are identifiable and the Company has the right to control the identified assets. At June 30, 2024, the Company had one active long-term drilling rig contract.
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
Future amounts due under operating lease liabilities as of June 30, 2024 were as follows (in thousands):

Remaining 2024	$6,634
2025	836
2026	561
2027	10
2028	—
Total lease payments	$8,041
Less: imputed interest	(197)
Total	$7,844
Lease costs incurred for the three and six months ended June 30, 2024 and 2023, consisted of the following (in thousands):

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Operating lease cost	$3,403	$3,443
Variable lease cost	—	—
Short-term lease cost	5,998	8,050
Total lease cost(1)	$9,401	$11,493

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Operating lease cost	$6,806	$6,886
Variable lease cost	—	—
Short-term lease cost	15,949	17,298
Total lease cost(1)	$22,755	$24,184
_____________________
(1)    The majority of the Company's total lease cost was capitalized to the full cost pool, and the remainder was included in either lease operating expenses or general and administrative expenses in the accompanying consolidated statements of operations.

Supplemental cash flow information related to leases was as follows (in thousands):

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Cash paid for amounts included in the measurement of lease liabilities
Operating cash flows from operating leases	$7,649	$4,236
The weighted-average remaining lease term as of June 30, 2024 was 0.86 years. The weighted-average discount rate used to determine the operating lease liability as of June 30, 2024 was 6.65%.
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
The Company's effective income tax rate was 22.8% and 22.0% for the three and six months ended June 30, 2024, respectively, and 0% and 0% for the three and six months June 30, 2023, respectively. The higher effective tax rates for the three and six months ended June 30, 2024 are primarily related to the valuation allowance the Company had in place at June 30, 2023.
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
15.RELATED PARTY TRANSACTIONS
Share Repurchase Program
On March 19, 2024, the Company purchased 97,219 shares of its common stock from Silver Point Capital, L.P. for approximately $15.0 million. The repurchase is part of the Company's existing share Repurchase Program. Upon closing of the transaction on March 19, 2024, the repurchased common stock was canceled.
Concurrent with the closing of the June 2023 offering transaction discussed in Note 5, the Company purchased 215,060 shares of its common stock from Silver Point Capital, L.P. for approximately $20.4 million. The repurchase is part of the Company's existing Repurchase Program. Upon closing of the transaction on June 26, 2023, the repurchased common stock was canceled.

16.SUBSEQUENT EVENTS
Natural Gas, Oil and NGL Derivative Instruments
Subsequent to June 30, 2024, as of July 29, 2024, the Company entered into the following derivative contracts:

Period	Type of Derivative Instrument	Index	Daily Volume	Weighted Average Price
Natural Gas			(MMBtu/d)	($/MMBtu)
2025	Basis Swaps	TETCO M2	20,000	$(0.93)

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
The following information updates the discussion of Gulfport’s financial condition provided in its Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”) and analyzes the changes in the results of operations between the periods of April 1, 2024 through June 30, 2024, January 1, 2024 through June 30, 2024, April 1, 2023 through June 30, 2023 and January 1, 2023 through June 30, 2023. For definitions of commonly used natural gas and oil terms found in this Quarterly Report on Form 10-Q, please refer to the “Definitions” provided in this report.
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
Share Repurchase Program
During the three months ended June 30, 2024, the Company repurchased 160,622 shares for $25.0 million at a weighted average price of $155.65 per share. As of June 30, 2024, the Company repurchased 4.7 million shares for $454.1 million at a weighted average price of $95.87 per share since the inception of the Repurchase Program.
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
2024 Operational and Financial Highlights
During the second quarter of 2024, we had the following notable achievements:
•Reported total net production of 1,050.1 MMcfe per day.
•Turned to sales four gross (3.8 net) operated wells.
•Generated $123.5 million of operating cash flows.
•Repurchased 160,622 shares for $25.0 million at a weighted average price of $155.65 per share.
•Exited the quarter with total liquidity of $707.4 million.

2024 Production and Drilling Activity
Production Volumes

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Natural gas (Mcf/day)
Utica & Marcellus	816,935	751,272
SCOOP	155,552	194,639
Total	972,487	945,910
Oil and condensate (Bbl/day)
Utica & Marcellus	977	556
SCOOP	1,770	2,977
Total	2,747	3,533
NGL (Bbl/day)
Utica & Marcellus	2,349	2,440
SCOOP	7,845	9,596
Total	10,195	12,036
Combined (Mcfe/day)
Utica & Marcellus	836,892	769,246
SCOOP	213,245	270,077
Total	1,050,137	1,039,323
Totals may not sum or recalculate due to rounding.
Our total net production averaged approximately 1,050.1 MMcfe per day during the three months ended June 30, 2024, as compared to 1,039.3 MMcfe per day during the three months ended June 30, 2023. The 1% increase in production per day is largely the result of our 2023 and 2024 development programs.

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Natural gas (Mcf/day)
Utica & Marcellus	814,146	735,133
SCOOP	158,879	210,030
Total	973,025	945,163
Oil and condensate (Bbl/day)
Utica & Marcellus	1,163	573
SCOOP	1,875	3,555
Total	3,038	4,128
NGL (Bbl/day)
Utica & Marcellus	2,165	2,564
SCOOP	7,948	10,496
Total	10,113	13,060
Combined (Mcfe/day)
Utica & Marcellus	834,112	753,957
SCOOP	217,817	294,335
Total	1,051,929	1,048,292
Totals may not sum or recalculate due to rounding.
Our total net production averaged approximately 1,051.9 MMcfe per day during the six months ended June 30, 2024, as compared to 1,048.3 MMcfe per day during the six months ended June 30, 2023. Production per day remained consistent largely as a result of our 2023 and 2024 development programs.
Utica/Marcellus. We spud five gross (5.0 net) wells targeting the Utica formation during the three months ended June 30, 2024. In addition, we commenced sales on four gross (3.8 net) operated Utica wells.
As of July 29, 2024, we had one operated drilling rig running in Ohio drilling the Utica formation.
SCOOP. We did not spud or commence sales on any operated wells in the SCOOP during the three months ended June 30, 2024.
As of July 29, 2024, we did not have an operated drilling rig running in the SCOOP.

RESULTS OF OPERATIONS
Comparison of the Three Month Periods Ended June 30, 2024 and 2023
Natural Gas, Oil and Condensate and NGL Production and Pricing (sales totals in thousands)
The following table summarizes our natural gas, oil and condensate and NGL production and related pricing for the three months ended June 30, 2024 as compared to the three months ended June 30, 2023. Some totals below may not sum or recalculate due to rounding.

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Natural gas sales
Natural gas production volumes (MMcf)	88,496	86,078
Natural gas production volumes (MMcf) per day	972	946
Total sales	$144,458	$159,246
Average price without the impact of derivatives ($/Mcf)	$1.63	$1.85
Impact from settled derivatives ($/Mcf)	$1.03	$0.57
Average price, including settled derivatives ($/Mcf)	$2.66	$2.42

Oil and condensate sales
Oil and condensate production volumes (MBbl)	250	321
Oil and condensate production volumes (MBbl) per day	3	4
Total sales	$19,127	$22,602
Average price without the impact of derivatives ($/Bbl)	$76.51	$70.30
Impact from settled derivatives ($/Bbl)	$(1.08)	$1.15
Average price, including settled derivatives ($/Bbl)	$75.43	$71.45

NGL sales
NGL production volumes (MBbl)	928	1,095
NGL production volumes (MBbl) per day	10	12
Total sales	$26,147	$26,070
Average price without the impact of derivatives ($/Bbl)	$28.18	$23.80
Impact from settled derivatives ($/Bbl)	$(0.25)	$2.47
Average price, including settled derivatives ($/Bbl)	$27.93	$26.27

Natural gas, oil and condensate and NGL sales
Natural gas equivalents (MMcfe)	95,562	94,578
Natural gas equivalents (MMcfe) per day	1,050	1,039
Total sales	$189,732	$207,918
Average price without the impact of derivatives ($/Mcfe)	$1.99	$2.20
Impact from settled derivatives ($/Mcfe)	$0.94	$0.56
Average price, including settled derivatives ($/Mcfe)	$2.93	$2.76

Production Costs:
Average lease operating expenses ($/Mcfe)	$0.17	$0.17
Average taxes other than income ($/Mcfe)	$0.07	$0.08
Average transportation, gathering, processing and compression ($/Mcfe)	$0.91	$0.91
Total lease operating expenses, taxes other than income and midstream costs ($/Mcfe)	$1.14	$1.16

Natural Gas, Oil and Condensate and NGL Sales (in thousands)

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	% Change
Natural gas	$144,458	$159,246	(9)%
Oil and condensate	19,127	22,602	(15)%
NGL	26,147	26,070	—%
Natural gas, oil and condensate and NGL sales	$189,732	$207,918	(9)%
The decrease in natural gas sales without the impact of derivatives when comparing the three months ended June 30, 2024, to the three months ended June 30, 2023 was due to a 12% decrease in realized prices, partially offset by a 3% increase in sales volumes. The realized price change was primarily driven by the decrease in the average Henry Hub gas index from $2.10 per Mcf in the three months ended June 30, 2023, to $1.89 per Mcf during the three months ended June 30, 2024. The 3% increase in natural gas production was primarily due to our 2023 and 2024 development programs in the Utica/Marcellus partially offset by natural declines and limited activity in the SCOOP.
The decrease in oil and condensate sales without the impact of derivatives when comparing the three months ended June 30, 2024, to the three months ended June 30, 2023, was due to a 22% decrease in sales volumes, partially offset by a 9% increase in realized prices. The 22% decrease in oil and condensate production was primarily due to natural declines and limited 2023 development activity in the SCOOP. The realized price change was primarily driven by the increase in the average WTI crude index from $73.78 per barrel in the three months ended June 30, 2023, to $80.57 per barrel during the three months ended June 30, 2024.
The NGL sales without the impact of derivatives when comparing the three months ended June 30, 2024, to the three months ended June 30, 2023, remained consistent due to a 18% increase in realized prices offset by a 15% decrease in NGL sales volumes. The realized price change was primarily driven by the increase in the average Mont Belvieu NGL index from $25.99 per barrel in the three months ended June 30, 2023, to $31.50 per barrel during the three months ended June 30, 2024. The 15% decrease in NGL production was primarily due to natural declines and limited 2023 development activity in the SCOOP.
Natural Gas, Oil and NGL Derivatives (in thousands)

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023
Natural gas derivatives - fair value (losses) gains	$(99,871)	$37,792
Natural gas derivatives - settlement gains	91,251	49,444
Total (losses) gains on natural gas derivatives	(8,620)	87,236

Oil derivatives - fair value gains	595	2,258
Oil derivatives - settlement (losses) gains	(271)	369
Total gains on oil and condensate derivatives	324	2,627

NGL derivatives - fair value (losses) gains	(82)	4,218
NGL derivatives - settlement (losses) gains	(237)	2,707
Total (losses) gains on NGL derivatives	(319)	6,925

Total (losses) gains on natural gas, oil and NGL derivatives	$(8,615)	$96,788
We recognize fair value changes on our natural gas, oil and NGL derivative instruments in each reporting period. The changes in fair value resulted from new positions and settlements that occurred during each period, as well as the relationship between contract prices and the associated forward curves. The significant change in the total gain (loss) for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, was primarily the result of changes in futures pricing for oil, natural gas, and NGLs during each period. See Note 10 of our consolidated financial statements for hedged volumes and pricing.

Lease Operating Expenses (in thousands, except per unit)

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	% Change
Lease operating expenses
Utica & Marcellus	$10,717	$10,376	3%
SCOOP	5,100	5,779	(12)%
Total lease operating expenses	$15,817	$16,155	(2)%

Lease operating expenses per Mcfe
Utica & Marcellus	$0.14	$0.15	(7)%
SCOOP	0.26	0.24	8%
Total lease operating expenses per Mcfe	$0.17	$0.17	(3)%
The decrease in our total LOE for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, was primarily the result of a decrease in surface rental and labor expenses throughout our operations.
Taxes Other Than Income (in thousands, except per unit)

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	% Change
Production taxes	$4,661	$5,667	(18)%
Property taxes	1,919	1,794	7%
Other	438	477	(8)%
Total taxes other than income	$7,018	$7,938	(12)%
Total taxes other than income per Mcfe	$0.07	$0.08	(13)%
The decrease in total and per unit taxes other than income for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, was primarily related to a decrease in production taxes resulting from the decrease in our natural gas, oil and NGL revenues excluding the impact of hedges discussed above.
Transportation, Gathering, Processing and Compression (in thousands, except per unit)

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	% Change
Transportation, gathering, processing and compression	$86,529	$85,664	1%
Transportation, gathering, processing and compression per Mcfe	$0.91	$0.91	—%
Transportation, gathering, processing and compression for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, increased primarily as a result of a 1% increase in production.
Depreciation, Depletion and Amortization (in thousands, except per unit)

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	% Change
Depreciation, depletion and amortization of oil and gas properties	$78,230	$79,940	(2)%
Depreciation, depletion and amortization of other property and equipment	323	208	55%
Total depreciation, depletion and amortization	$78,553	$80,148	(2)%
Depreciation, depletion and amortization per Mcfe	$0.82	$0.85	(3)%
Depreciation, depletion and amortization of our oil and gas properties for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, decreased 2% primarily as a result of a decrease in our depletion rate.

General and Administrative Expenses (in thousands, except per unit)

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	% Change
General and administrative expenses, gross	$20,786	$17,755	17%
Reimbursed from third parties	(3,705)	(3,739)	(1)%
Capitalized general and administrative expenses	(6,329)	(5,405)	17%
General and administrative expenses, net	$10,752	$8,611	25%
General and administrative expenses, net per Mcfe	$0.11	$0.09	24%
The increase in general and administrative expenses for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, was primarily driven by increases in employee compensation.
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
Interest Expense (in thousands, except per unit)

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	% Change
Interest on 2026 Senior Notes	$11,000	$11,000	—%
Interest expense on Credit Facility	3,857	2,808	37%
Amortization of loan costs	949	869	9%
Capitalized interest	(1,241)	(1,015)	22%
Other	593	65	811%
Total interest expense	$15,158	$13,727	10%
Interest expense per Mcfe	$0.16	$0.15	9%
Interest expense on our Credit Facility increased 37% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, as a result of a higher average balance outstanding. Amortization of loan costs increased 9% for the three months ended June 30, 2024 compared to the three months ended June 30, 2023, as a result of the Third Amendment to the Credit Facility which increased the elected commitments and borrowing base. See Note 3 of our consolidated financial statements for further details of our Credit Facility. The Company also capitalized $1.2 million and $1.0 million in interest expense for the three months ended June 30, 2024 and June 30, 2023, respectively.
Other, net (in thousands)

	Three Months Ended June 30, 2024	Three Months Ended June 30, 2023	% Change
Other, net	$522	$(4,831)	(111)%
Other, net in the Company's consolidated statements of operations for the three months ended June 30, 2023, included a $5.0 million recoupment of previously placed collateral for certain firm transportation commitments during our Chapter 11 Cases.
Income Taxes
We recorded income tax benefit of $7.6 million for the three months ended June 30, 2024. We did not record any income tax expense for the three months ended June 30, 2023, as a result of maintaining a full valuation allowance against our net deferred tax asset. See Note 14 of our consolidated financial statements for further discussion of our income tax benefit.

Comparison of the Six Month Periods Ended June 30, 2024 and 2023
Natural Gas, Oil and Condensate and NGL Production and Pricing (sales totals in thousands)
The following table summarizes our natural gas, oil and condensate, and NGL production and related pricing for the six months ended June 30, 2024 as compared to the six months ended June 30, 2023. Some totals below may not sum or recalculate due to rounding.

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Natural gas sales
Natural gas production volumes (MMcf)	177,091	171,075
Natural gas production volumes (MMcf) per day	973	945
Total sales	$332,744	$441,780
Average price without the impact of derivatives ($/Mcf)	$1.88	$2.58
Impact from settled derivatives ($/Mcf)	$0.89	$0.29
Average price, including settled derivatives ($/Mcf)	$2.77	$2.87

Oil and condensate sales
Oil and condensate production volumes (MBbl)	553	747
Oil and condensate production volumes (MBbl) per day	3	4
Total sales	$40,828	$53,316
Average price without the impact of derivatives ($/Bbl)	$73.84	$71.36
Impact from settled derivatives ($/Bbl)	$(0.46)	$(0.10)
Average price, including settled derivatives ($/Bbl)	$73.38	$71.26

NGL sales
NGL production volumes (MBbl)	1,841	2,364
NGL production volumes (MBbl) per day	10	13
Total sales	$54,253	$65,982
Average price without the impact of derivatives ($/Bbl)	$29.48	$27.91
Impact from settled derivatives ($/Bbl)	$(0.75)	$1.56
Average price, including settled derivatives ($/Bbl)	$28.73	$29.47

Natural gas, oil and condensate and NGL sales
Natural gas equivalents (MMcfe)	191,451	189,741
Natural gas equivalents (MMcfe) per day	1,052	1,048
Total sales	$427,825	$561,078
Average price without the impact of derivatives ($/Mcfe)	$2.23	$2.96
Impact from settled derivatives ($/Mcfe)	$0.82	$0.28
Average price, including settled derivatives ($/Mcfe)	$3.05	$3.24

Production Costs:
Average lease operating expenses ($/Mcfe)	$0.17	$0.19
Average taxes other than income ($/Mcfe)	$0.08	$0.10
Average transportation, gathering, processing and compression ($/Mcfe)	$0.90	$0.91
Total lease operating expenses, taxes other than income and midstream costs ($/Mcfe)	$1.15	$1.20

Natural Gas, Oil and Condensate and NGL Sales (in thousands)

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	% Change
Natural gas	$332,744	$441,780	(25)%
Oil and condensate	40,828	53,316	(23)%
NGL	54,253	65,982	(18)%
Natural gas, oil and condensate and NGL sales	$427,825	$561,078	(24)%
The decrease in natural gas sales without the impact of derivatives when comparing the six months ended June 30, 2024, to the six months ended June 30, 2023 was due to a 27% decrease in realized prices, partially offset by a 4% increase in sales volumes. The realized price change was primarily driven by the decrease in the average Henry Hub gas index from $2.76 per Mcf in the six months ended June 30, 2023, to $2.07 per Mcf in the six months ended June 30, 2024. The 4% increase in natural gas production was primarily due to our 2023 and 2024 development programs in the Utica/Marcellus partially offset by natural declines and limited activity in the SCOOP.
The decrease in oil and condensate sales without the impact of derivatives when comparing the six months ended June 30, 2024, to the six months ended June 30, 2023, was due to a 26% decrease in sales volumes, partially offset by a 3% increase in realized prices. The 26% decrease in oil and condensate production was primarily due to natural declines and limited 2023 development activity in the SCOOP. The realized price change was driven by the increase in the average WTI crude index from $74.95 per barrel in the six months ended June 30, 2023, to $78.77 per barrel in the six months ended June 30, 2024.
The decrease in NGL sales without the impact of derivatives when comparing the six months ended June 30, 2024, to the six months ended June 30, 2023, was due to a 22% decrease in NGL sales volumes, partially offset by a 6% increase in realized prices. The 22% decrease in NGL production was primarily due to natural declines and limited 2023 development in the SCOOP. The realized price change was driven by the increase in the average Mont Belvieu NGL index from $30.61 per barrel in the six months ended June 30, 2023, to $33.08 per barrel in the six months ended June 30, 2024.
Natural Gas, Oil and NGL Derivatives (in thousands)

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Natural gas derivatives - fair value (losses) gains	$(111,349)	$411,940
Natural gas derivatives - settlement gains	157,702	49,271
Total gains on natural gas derivatives	46,353	461,211

Oil derivatives - fair value (losses) gains	(1,865)	6,990
Oil derivatives - settlement losses	(259)	(74)
Total (losses) gains on oil and condensate derivatives	(2,124)	6,916

NGL derivatives - fair value (losses) gains	(6,330)	3,033
NGL derivatives - settlement (losses) gains	(1,378)	3,689
Total (losses) gains on NGL derivatives	(7,708)	6,722

Total gains on natural gas, oil and NGL derivatives	$36,521	$474,849
We recognize fair value changes on our natural gas, oil and NGL derivative instruments in each reporting period. The changes in fair value resulted from new positions and settlements that occurred during each period, as well as the relationship between contract prices and the associated forward curves. The significant change in the total gain (loss) for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, was primarily the result of changes in futures pricing for oil, natural gas, and NGLs during each period. See Note 10 of our consolidated financial statements for hedged volumes and pricing.

Lease Operating Expenses (in thousands, except per unit)

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	% Change
Lease operating expenses
Utica & Marcellus	$21,480	$23,011	(7)%
SCOOP	11,145	13,006	(14)%
Total lease operating expenses	$32,625	$36,017	(9)%

Lease operating expenses per Mcfe
Utica & Marcellus	$0.14	$0.17	(18)%
SCOOP	0.28	0.24	17%
Total lease operating expenses per Mcfe	$0.17	$0.19	(10)%
The decrease in our total and per unit LOE for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, was primarily the result of a decrease in water hauling, surface rental and labor expenses throughout our SCOOP operations and non-operated expenses in Utica/Marcellus.
Taxes Other Than Income (in thousands, except per unit)

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	% Change
Production taxes	$9,708	$13,719	(29)%
Property taxes	4,529	3,639	24%
Other	1,041	1,275	(18)%
Total taxes other than income	$15,278	$18,633	(18)%
Total taxes other than income per Mcfe	$0.08	$0.10	(19)%
The decrease in total and per unit taxes other than income for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, was primarily related to a decrease in production taxes resulting from the decrease in our natural gas, oil and NGL revenues excluding the impact of hedges discussed above.
Transportation, Gathering, Processing and Compression (in thousands, except per unit)

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	% Change
Transportation, gathering, processing and compression	$173,148	$173,281	—%
Transportation, gathering, processing and compression per Mcfe	$0.90	$0.91	(1)%
Transportation, gathering, processing and compression for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 decreased on a per unit basis primarily as a result of lower minimum volume commitments.
Depreciation, Depletion and Amortization (in thousands, except per unit)

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	% Change
Depreciation, depletion and amortization of oil and gas properties	$157,911	$158,707	(1)%
Depreciation, depletion and amortization of other property and equipment	665	535	24%
Total depreciation, depletion and amortization	$158,576	$159,242	—%
Depreciation, depletion and amortization per Mcfe	$0.83	$0.84	(1)%
Depreciation, depletion and amortization of our oil and gas properties for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, decreased 1% primarily as a result of a decrease in our depletion rate.

General and Administrative Expenses (in thousands, except per unit)

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	% Change
General and administrative expenses, gross	$39,228	$34,830	13%
Reimbursed from third parties	(7,243)	(6,958)	4%
Capitalized general and administrative expenses	(12,035)	(10,528)	14%
General and administrative expenses, net	$19,950	$17,344	15%
General and administrative expenses, net per Mcfe	$0.10	$0.09	14%
The increase in general and administrative expenses for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, was primarily driven by increases in employee compensation.
Restructuring costs
During the six months ended June 30, 2023, Gulfport recognized $4.8 million in personnel-related restructuring expenses associated with changes in the organizational structure and leadership team resulting from the appointment of Gulfport's new CEO in January 2023. Of these expenses, $1.3 million resulted from accelerated vesting of share-based grants, which are non-cash charges. As of June 30, 2023, there were no remaining employee termination liabilities for the impacted employees.
Interest Expense (in thousands, except per unit)

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	% Change
Interest on 2026 Senior Notes	$22,000	$22,000	—%
Interest expense on Credit Facility	7,578	5,833	30%
Amortization of loan costs	1,894	1,396	36%
Capitalized interest	(2,372)	(1,839)	29%
Other	1,061	93	1045%
Total interest expense	$30,161	$27,483	10%
Interest expense per Mcfe	$0.16	$0.14	9%
Interest expense on our Credit Facility increased 30% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, as a result of a higher average balance outstanding. Amortization of loan costs increased 36% for the six months ended June 30, 2024 compared to the six months ended June 30, 2023, as a result of the Third Amendment to the Credit Facility which increased the elected commitments and borrowing base. The Company also capitalized $2.4 million and $1.8 million in interest expense for the six months ended June 30, 2024 and June 30, 2023, respectively.
Other, net (in thousands)

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023	% Change
Other, net	$397	$(19,054)	(102)%
As part of its Chapter 11 Cases and restructuring efforts, the Company filed motions to reject certain firm transportation agreements between the Company and affiliates of TC Energy Corporation ("TC") and Rover Pipeline LLC ("Rover"). During the first quarter of 2023, Gulfport finalized a settlement agreement with Rover that was approved by the Bankruptcy Court on February 21, 2023. Pursuant to the settlement agreement, Gulfport and Rover agreed that the firm transportation contracts between them would be rejected. As part of the settlement, Gulfport paid a $1.0 million administrative claim, which is included in Other, net. Additionally, on February 24, 2023, Gulfport received an additional $17.8 million interim distribution for its TC claim, which is also included in Other, net. Other, net in the second quarter of 2023 included a $5.0 million recoupment of previously placed collateral for certain firm transportation commitments during our Chapter 11 Cases.

Income Taxes
We recorded income tax expense of $7.3 million for the six months ended June 30, 2024. We did not record any income tax expense for the six months ended June 30, 2023, as a result of maintaining a full valuation allowance against our net deferred tax asset. See Note 14 of our consolidated financial statements for further discussion of our income tax expense.

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
For the three and six months ended June 30, 2024, our primary sources of capital resources and liquidity have consisted of internally generated cash flows from operations, and our primary uses of cash have been for development of our oil and natural gas properties, share repurchases and dividend payments on our preferred stock.
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
As of June 30, 2024, we had $1.2 million of cash and cash equivalents, $130.0 million of outstanding borrowings under our Credit Facility, $63.8 million of letters of credit outstanding, and $550 million of outstanding 2026 Senior Notes. Our total principal amount of funded debt as of June 30, 2024 was $680.0 million.
As of July 29, 2024 we had $4.3 million of cash and cash equivalents, $132.0 million in borrowings under our Credit Facility, $63.8 million of letters of credit outstanding, and $550 million of outstanding 2026 Senior Notes.
Debt. In May 2021, we issued our 2026 Senior Notes. The 2026 Senior Notes are guaranteed on a senior unsecured basis by each of the Company's subsidiaries that guarantee the Credit Facility.
Additionally, on May 1, 2023, the Company entered into that certain Joinder, Commitment Increase and Borrowing Base Redetermination Agreement, and Third Amendment to Credit Agreement (the “Third Amendment”) which amended the Company’s Credit Facility. The Third Amendment, among other things, (a) increased the aggregate elected commitment amounts under the Credit Facility from $700 million to $900 million, (b) increased the borrowing base under the Credit Facility from $1 billion to $1.1 billion, (c) increased the excess cash threshold under the Credit Facility from $45 million to $75 million, and (d) extended the maturity date under the Credit Facility from October 14, 2025 to the earlier of (i) May 1, 2027 and (ii) the 91st day prior to the maturity date of the 2026 Senior Notes or any other permitted senior notes or any permitted refinancing debt under the Credit Facility having an aggregate outstanding principal amount equal to or exceeding $100 million; provided that such notes have not been refinanced, redeemed or repaid in full on or prior to such 91st day. On April 18, 2024, Gulfport completed its semi-annual borrowing base redetermination under its Credit Facility during which the borrowing base was reaffirmed at $1.1 billion with elected commitments remaining at $900 million.
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
The Company paid $1.1 million and $2.2 million of cash dividends to holders of our preferred stock during the three and six months ended June 30, 2024, respectively, and $1.3 million and $2.6 million during the three and six months ended June 30, 2023, respectively.

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
Capital Expenditures. Our capital expenditures have historically been related to the execution of our drilling and completion activities in addition to certain lease acquisition activities. Our capital investment strategy is focused on prudently developing our existing properties to generate sustainable cash flow considering current and forecasted commodity prices. For the six months ended June 30, 2024, the Company's incurred capital expenditures totaled $265.5 million, of which $212.5 million related to drilling and completion activities, $34.0 million related to maintenance leasehold and land investment and $19.0 million related to discretionary acreage acquisitions.
Our drilling and completion capital expenditures for 2024 are currently estimated to be in the range of $330 million to $360 million. Also, we currently expect to spend approximately $50 million to $60 million in 2024 for maintenance leasehold and land investment, which is focused on near-term drilling programs and facilitating increases in our working interests and lateral footage in units we plan to drill in 2024, 2025 and 2026. We expect this capital program to result in approximately 1,055 to 1,070 MMcfe per day of production in 2024.
Additionally, we are pursuing accretive acreage opportunities that expand our resource footprint and provide optionality to our near-term development plans and intend to allocate approximately $45 million in discretionary acreage acquisitions for 2024.

Sources and Uses of Cash
The following table presents the major changes in cash and cash equivalents for the six months ended June 30, 2024 and 2023 (in thousands):

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Net cash provided by operating activities	$311,487	$411,406
Additions to oil and natural gas properties	(244,851)	(283,406)
Debt activity, net	12,000	(46,000)
Repurchases of common stock	(53,795)	(74,516)
Dividends on preferred stock	(2,200)	(2,587)
Shares exchanged for tax withholdings	(21,584)	(1,780)
Other	(1,753)	(5,107)
Net change in cash and cash equivalents	$(696)	$(1,990)
Cash and cash equivalents at end of period	$1,233	$5,269
Net cash provided by operating activities. Net cash flow provided by operating activities was $311.5 million for the six months ended June 30, 2024, as compared to $411.4 million for the six months ended June 30, 2023. The decrease was primarily the result of decreases in natural gas revenues.
Additions to oil and natural gas properties. During the six months ended June 30, 2024, we spud 10 gross (9.7 net) operated wells and commenced sales from nine gross (8.7 net) operated wells targeting the Utica formation for a total incurred cost of approximately $185.6 million. During the six months ended June 30, 2024, we completed drilling two gross (1.5 net) operated wells in the SCOOP for a total incurred cost of approximately $25.3 million.
Drilling and completion costs discussed above reflect incurred costs while drilling and completion costs presented in the table below reflect cash payments for drilling and completions. Incurred capital expenditures and cash capital expenditures may vary from period to period due to the cash payment cycle. Cash capital expenditures for the six months ended June 30, 2024 and 2023, were as follows (in thousands):

	Six Months Ended June 30, 2024	Six Months Ended June 30, 2023
Oil and Natural Gas Property Cash Expenditures:
Drilling and completion costs	$178,864	$234,720
Leasehold acquisitions	53,291	38,322
Other	12,696	10,364
Total oil and natural gas property expenditures	$244,851	$283,406
Debt activity, net. In the six months ended June 30, 2024, the Company had $523.0 million and $511.0 million in borrowings and repayments, respectively, on its Credit Facility. As of July 29, 2024 the Company had $132.0 million in borrowings outstanding on its Credit Facility.
Repurchases of common stock. During the six months ended June 30, 2024, the Company repurchased 370,697 shares for approximately $54.5 million under the Repurchase Program at a weighted average price of $147.00 per share. For the same period in 2023, the Company repurchased 900,599 shares for $74.2 million at a weighted average price of $82.42 per share. As of July 29, 2024, we repurchased 4.8 million shares for approximately $461.2 million under the Repurchase Program at a weighted average price of $96.42 per share.
Dividends on preferred stock. During the six months ended June 30, 2024, the Company paid $2.2 million of cash dividends to holders of our preferred stock compared to $2.6 million in the six months ended June 30, 2023.
Shares exchanged for tax withholdings. During the six months ended June 30, 2024, the Company paid $21.6 million of shares exchanged for tax withholdings compared to $1.8 million in the six months ended June 30, 2023. The increase in shares traded for taxes was primarily due to the vesting of certain PSU awards as discussed in Note 6.

Other. During the six months ended June 30, 2024, the Company paid other expenses of $1.8 million, as compared to other expenses of $5.1 million paid during the six months ended June 30, 2023. The decrease was primarily related to $6.8 million in debt issuance costs as a result of the Third Amendment to the Credit Facility which increased the commitment and redetermined its borrowing base in 2023.
Contractual and Commercial Obligations
We have various contractual obligations in the normal course of our operations and financing activities, as discussed in Note 9 of our consolidated financial statements. There have been no other material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Off-balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of June 30, 2024, our material off-balance sheet arrangements and transactions include $63.8 million in letters of credit outstanding against our Credit Facility and $43.8 million in surety bonds issued. Both the letters of credit and surety bonds are being used as financial assurance, primarily on certain firm transportation agreements. Additionally, the Company entered into various contractual commitments to purchase inventory and other material to be used in future activities. The Company's commitment to purchase these materials spans 2024, with approximately $7.2 million remaining. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources. See Note 9 of our consolidated financial statements for further discussion of the various financial guarantees we have issued.
Critical Accounting Policies and Estimates
As of June 30, 2024, there have been no significant changes in our critical accounting policies from those disclosed in our 2023 Annual Report on Form 10-K.
Oil and Natural Gas Properties. Lower natural gas, oil and NGL prices can reduce the value of our assets. In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine the actual ceiling test calculation and impairment analysis in future periods. Given the decline of commodity prices in 2023 and 2024 and the current pricing outlook for the remainder of 2024, we believe a non-cash impairment of our assets is reasonably likely to occur in the third quarter of 2024. Any such ceiling test impairment could be material to our net earnings; however, given the inter-relationship of the various judgements made to estimate proved reserves, it is impractical to estimate the potential changes in these estimates and their impact on the impairment. Full cost impairments have no impact to our cash flow or liquidity.

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
As of June 30, 2024, our natural gas, oil and NGL derivative instruments consisted of the following types of instruments:
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
Our hedge arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or commodity prices increase. At June 30, 2024, we had a net asset derivative position of $120.7 million as compared to a net asset derivative position of $240.2 million as of December 31, 2023. Utilizing actual derivative contractual volumes, a 10% increase in underlying commodity prices would have decreased our asset by approximately $78.0 million, while a 10% decrease in underlying commodity prices would have increased our asset by approximately $76.3 million. However, any realized derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.
Interest Rate Risk. Our Credit Facility is structured under floating rate terms, as advances under these facilities may be in the form of either base rate loans or term benchmark loans. As such, our interest expense is sensitive to fluctuations in the prime rates in the United States, or, if the term benchmark rates are elected, the term benchmark rates. At June 30, 2024, we had $130.0 million outstanding borrowings under our Credit Facility which bore interest at a weighted average rate of 8.33% for the six months ended June 30, 2024. As of June 30, 2024, we did not have any interest rate swaps to hedge interest rate risks.

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
As of June 30, 2024, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures are effective.
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
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
Our common stock repurchase activity for the three months ended June 30, 2024 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Approximate maximum dollar value of shares that may yet be purchased under the plans or programs
April 1 - April 30	5,345	$163.62	—	$220,858,000
May 1 - May 31	204,652	$157.35	80,837	$208,263,000
June 1 - June 30	79,887	$155.49	79,785	$195,858,000
Total	289,884	$156.95	160,622
_____________________
(1)    We repurchased and canceled 5,345, 123,815 and 102 shares of our common stock at a weighted average price of $163.62, $158.36 and $159.81 to satisfy tax withholding requirements incurred upon the vesting of restricted stock unit awards during April, May and June 2024, respectively.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Trading Arrangements
During the three months ended June 30, 2024, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement"(as defined in Item 408 of Regulation S-K).

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
Date: August 7, 2024

GULFPORT ENERGY CORPORATION

By:	/s/ Michael Hodges
Michael Hodges Chief Financial Officer