Form 10-Q
period 2024-09-30
GULFPORT ENERGY CORP
filed 2024-11-06
CIK 874499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
 Yes  ☒    No  ☐
As of October 28, 2024, 17,727,799 shares of the registrant’s common stock were outstanding.

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

1145 Indenture. Indenture dated May 17, 2021 between Gulfport Operating, UMB Bank, National Association, as trustee, and the guarantors party thereto, under section 1145 of the Bankruptcy Code for our 8.0% Senior Notes due 2026.

2026 Senior Notes. 8.0% Senior Notes due May 17, 2026.

2026 Senior Notes Indentures. Collectively, the 1145 Indenture and the 4(a)(2) Indenture governing the 2026 Senior Notes.

2029 Senior Notes. 6.750% Senior Notes due September 1, 2029.

2029 Senior Notes Indenture. Indenture dated September 13, 2024 between Gulfport Operating, UMB Bank, National Association, as trustee, and the guarantors party thereto.

4(a)(2) Indenture. Certain eligible holders made an election entitling such holders to receive senior notes issued pursuant to an indenture, dated as of May 17, 2021, by and among Gulfport Operating, UMB Bank, National Association, as trustee, and the guarantors party thereto, under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”) as opposed to its share of the up to $550 million aggregate principal amount of our Senior Notes due 2026. The 4(a)(2) Indenture’s terms are substantially similar to the terms of the 1145 Indenture. The primary differences between the terms of the 4(a)(2) Indenture and the terms of the 1145 Indenture are that (i) affiliates of the Issuer holding 4(a)(2) Notes are permitted to vote in determining whether the holders of the required principal amount of indenture securities have concurred in any direction or consent under the 4(a)(2) Indenture, while affiliates of the Issuer holding 1145 Notes will not be permitted to vote on such matters under the 1145 Indenture, (ii) the covenants of the 1145 Indenture (other than the payment covenant) require that the Issuer comply with the covenants of the 4(a)(2) Indenture, as amended, and (iii) the 1145 Indenture requires that the 1145 Securities be redeemed pro rata with the 4(a)(2) Securities and that the 1145 Indenture be satisfied and discharged if the 4(a)(2) Indenture is satisfied and discharged.

ASC. Accounting Standards Codification.

Bbl. One stock tank barrel, or 42 U.S. gallons liquid volume, used herein in reference to crude oil or other liquid hydrocarbons.

Board of Directors (Board). The board of directors of Gulfport Energy Corporation.

Bps. Basis points.

Btu. British thermal unit, which represents the amount of energy needed to heat one pound of water by one degree Fahrenheit and can be used to describe the energy content of fuels.

Completion. The process of treating a drilled well followed by the installation of permanent equipment for the production of natural gas, oil and NGL.

Credit Facility. The Third Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A. as administrative agent and various lender parties, providing for a senior secured reserve-based revolving credit facility effective as of October 14, 2021, as amended by the Commitment Increase, Borrowing Base Reaffirmation Agreement, and Fourth Amendment to Credit Agreement dated as of September 12, 2024.

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

Gulfport Operating. Gulfport Energy Operating Corporation.

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

GULFPORT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$3,220	$1,929
Accounts receivable—oil, natural gas, and natural gas liquids sales	88,931	122,479
Accounts receivable—joint interest and other	14,274	22,221
Prepaid expenses and other current assets	5,944	16,951
Short-term derivative instruments	111,076	233,226
Total current assets	223,445	396,806
Property and equipment:
Oil and natural gas properties, full-cost method
Proved oil and natural gas properties	3,276,165	2,904,519
Unproved properties	224,370	204,233
Other property and equipment	11,314	9,165
Total property and equipment	3,511,849	3,117,917
Less: accumulated depletion, depreciation, amortization and impairment	(1,137,464)	(865,618)
Total property and equipment, net	2,374,385	2,252,299
Other assets:
Long-term derivative instruments	23,073	47,566
Deferred tax asset	521,723	525,156
Operating lease assets	8,666	14,299
Other assets	26,864	31,487
Total other assets	580,326	618,508
Total assets	$3,178,156	$3,267,613
Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$282,413	$309,532
Short-term derivative instruments	36,758	21,963
Current portion of operating lease liabilities	7,906	12,959
Total current liabilities	327,077	344,454
Non-current liabilities:
Long-term derivative instruments	23,618	18,602
Asset retirement obligation	32,327	29,941
Non-current operating lease liabilities	760	1,340
Long-term debt	694,389	667,382
Total non-current liabilities	751,094	717,265
Total liabilities	$1,078,171	$1,061,719
Commitments and contingencies (Note 9)
Mezzanine equity:
Preferred stock - $0.0001 par value, 110.0 thousand shares authorized, 43.7 thousand issued and outstanding at September 30, 2024, and 44.2 thousand issued and outstanding at December 31, 2023	43,745	44,214
Stockholders’ equity:
Common stock - $0.0001 par value, 42.0 million shares authorized, 17.8 million issued and outstanding at September 30, 2024, and 18.3 million issued and outstanding at December 31, 2023	2	2
Additional paid-in capital	200,196	315,726
Common stock held in reserve, 0 shares at September 30, 2024 and 62.0 thousand shares at December 31, 2023	—	(1,996)
Retained earnings	1,856,511	1,847,948
Treasury stock, at cost - 3.1 thousand shares at September 30, 2024 and 0 shares at December 31, 2023	(469)	—
Total stockholders’ equity	$2,056,240	$2,161,680
Total liabilities, mezzanine equity and stockholders’ equity	$3,178,156	$3,267,613
See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
REVENUES:
Natural gas sales	$159,862	$177,401
Oil and condensate sales	29,467	22,896
Natural gas liquid sales	26,617	26,953
Net gain on natural gas, oil and NGL derivatives	37,966	39,417
Total revenues	253,912	266,667
OPERATING EXPENSES:
Lease operating expenses	18,218	15,627
Taxes other than income	6,833	7,216
Transportation, gathering, processing and compression	89,900	86,602
Depreciation, depletion and amortization	82,825	79,505
Impairment of oil and natural gas properties	30,487	—
General and administrative expenses	10,479	9,894
Accretion expense	583	639
Total operating expenses	239,325	199,483
INCOME FROM OPERATIONS	14,587	67,184
OTHER EXPENSE (INCOME):
Interest expense	15,866	14,919
Loss on debt extinguishment	13,388	—
Other, net	3,133	(1,438)
Total other expense	32,387	13,481
(LOSS) INCOME BEFORE INCOME TAXES	(17,800)	53,703
INCOME TAX BENEFIT:
Current	—	—
Deferred	(3,833)	(554,741)
Total income tax benefit	(3,833)	(554,741)
NET (LOSS) INCOME	$(13,967)	$608,444
Dividends on preferred stock	(1,093)	(1,133)
Participating securities - preferred stock	—	(89,756)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(15,060)	$517,555
NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(0.83)	$27.72
Diluted	$(0.83)	$27.37
Weighted average common shares outstanding—Basic	18,062	18,670
Weighted average common shares outstanding—Diluted	18,062	18,954

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
REVENUES:
Natural gas sales	$492,606	$619,181
Oil and condensate sales	70,295	76,212
Natural gas liquid sales	80,870	92,935
Net gain on natural gas, oil and NGL derivatives	74,487	514,266
Total revenues	718,258	1,302,594
OPERATING EXPENSES:
Lease operating expenses	50,843	51,644
Taxes other than income	22,111	25,849
Transportation, gathering, processing and compression	263,048	259,883
Depreciation, depletion and amortization	241,401	238,747
Impairment of oil and natural gas properties	30,487	—
General and administrative expenses	30,429	27,238
Restructuring costs	—	4,762
Accretion expense	1,705	2,117
Total operating expenses	640,024	610,240
INCOME FROM OPERATIONS	78,234	692,354
OTHER EXPENSE (INCOME):
Interest expense	46,027	42,402
Loss on debt extinguishment	13,388	—
Other, net	3,530	(20,492)
Total other expense	62,945	21,910
INCOME BEFORE INCOME TAXES	15,289	670,444
INCOME TAX EXPENSE (BENEFIT):
Current	—	—
Deferred	3,433	(554,741)
Total income tax expense (benefit)	3,433	(554,741)
NET INCOME	$11,856	$1,225,185
Dividends on preferred stock	(3,293)	(3,718)
Participating securities - preferred stock	(1,259)	(180,394)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$7,304	$1,041,073
NET INCOME PER COMMON SHARE:
Basic	$0.40	$55.72
Diluted	$0.40	$55.08
Weighted average common shares outstanding—Basic	18,133	18,686
Weighted average common shares outstanding—Diluted	18,463	18,937
 See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Common Stock Held in Reserve		Treasury Stock	Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2023	19,097	$2	(62)	$(1,996)	$(286)	$449,243	$381,872	$828,835
Net income	—	—	—	—	—	—	523,054	523,054
Stock compensation	—	—	—	—	—	3,069	—	3,069
Repurchase of common stock under Repurchase Program	(457)	—	—	—	(201)	(33,001)	—	(33,202)
Issuance of common stock upon vesting of share-based awards	5	—	—	—	—	—	—	—
Common stock withheld for income taxes on share-based awards	(2)	—	—	—	—	(287)	—	(287)
Dividends on preferred stock	—	—	—	—	—	—	(1,307)	(1,307)
Balance at March 31, 2023	18,643	$2	(62)	$(1,996)	$(487)	$419,024	$903,619	$1,320,162
Net income	—	—	—	—	—	—	93,687	93,687
Conversion of preferred stock	431	—	—	—	—	5,836	—	5,836
Stock compensation	—	—	—	—	—	3,834	—	3,834
Repurchase of common stock under Repurchase Program	(448)	—	—	—	487	(43,117)	—	(42,630)
Issuance of common stock upon vesting of share-based awards	50	—	—	—	—	—	—	—
Common stock withheld for income taxes on share-based awards	(18)	—	—	—	—	(1,493)	—	(1,493)
Dividends on preferred stock	—	—	—	—	—	(2)	(1,278)	(1,280)
Balance at June 30, 2023	18,658	$2	(62)	$(1,996)	$—	$384,082	$996,028	$1,378,116
Net income	—	—	—	—	—	—	608,444	608,444
Conversion of preferred stock	81	—	—	—	—	1,130	—	1,130
Stock compensation	—	—	—	—	—	3,521	—	3,521
Repurchase of common stock under Repurchase Program	(72)	—	—	—	(441)	(8,220)	—	(8,661)
Issuance of common stock upon vesting of share-based awards	47	—	—	—	—	—	—	—
Common stock withheld for income taxes on share-based awards	(14)	—	—	—	—	(1,411)	—	(1,411)
Dividends on preferred stock	—	—	—	—	—	—	(1,133)	(1,133)
Balance at September 30, 2023	18,700	$2	(62)	$(1,996)	$(441)	$379,102	$1,603,339	$1,980,006

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY CONTINUED
(In thousands)
(Unaudited)

	Common Stock		Common Stock Held in Reserve		Treasury Stock	Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2024	18,288	$2	(62)	$(1,996)	$—	$315,726	$1,847,948	$2,161,680
Net income	—	—	—	—	—	—	52,035	52,035
Conversion of preferred stock	1	—	—	—	—	11	—	11
Stock compensation	—	—	—	—	—	3,587	—	3,587
Repurchase of common stock under Repurchase Program	(210)	—	—	—	—	(29,788)	—	(29,788)
Issuance of common stock held in reserve	—	—	62	1,996	—	—	—	1,996
Issuance of common stock upon vesting of share-based awards	18	—	—	—	—	—	—	—
Common stock withheld for income taxes on share-based awards	(8)	—	—	—	—	(1,086)	—	(1,086)
Dividends on preferred stock	—	—	—	—	—	—	(1,105)	(1,105)
Balance at March 31, 2024	18,089	$2	—	$—	$—	$288,450	$1,898,878	$2,187,330
Net loss	—	—	—	—	—	—	(26,212)	(26,212)
Conversion of preferred stock	30	—	—	—	—	415	—	415
Stock compensation	—	—	—	—	—	4,990	—	4,990
Repurchase of common stock under Repurchase Program	(156)	—	—	—	(698)	(24,319)	—	(25,017)
Issuance of common stock upon vesting of share-based awards	303	—	—	—	—	—	—	—
Common stock withheld for income taxes on share-based awards	(129)	—	—	—	—	(20,498)	—	(20,498)
Dividends on preferred stock	—	—	—	—	—	—	(1,095)	(1,095)
Balance at June 30, 2024	18,137	$2	—	$—	$(698)	$249,038	$1,871,571	$2,119,913
Net loss	—	—	—	—	—	—	(13,967)	(13,967)
Conversion of preferred stock	3	—	—	—	—	43	—	43
Stock compensation	—	—	—	—	—	3,975	—	3,975
Repurchase of common stock under Repurchase Program	(343)	—	—	—	229	(50,838)	—	(50,609)
Issuance of common stock upon vesting of share-based awards	41	—	—	—	—	—	—	—
Common stock withheld for income taxes on share-based awards	(13)	—	—	—	—	(2,022)	—	(2,022)
Dividends on preferred stock	—	—	—	—	—	—	(1,093)	(1,093)
Balance at September 30, 2024	17,825	$2	—	$—	$(469)	$200,196	$1,856,511	$2,056,240
See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Cash flows from operating activities:
Net income	$11,856	$1,225,185
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	241,401	238,747
Impairment of oil and natural gas properties	30,487	—
Loss on debt extinguishment	13,388	—
Net gain on derivative instruments	(74,487)	(514,266)
Net cash receipts on settled derivative instruments	240,941	101,947
Deferred income tax expense (benefit)	3,433	(554,741)
Stock-based compensation expense	8,410	7,403
Other, net	4,509	5,867
Changes in operating assets and liabilities, net	21,247	57,538
Net cash provided by operating activities	501,185	567,680
Cash flows from investing activities:
Additions to oil and natural gas properties	(376,910)	(421,132)
Proceeds from sale of oil and natural gas properties	—	2,647
Other, net	(2,141)	(1,496)
Net cash used in investing activities	(379,051)	(419,981)
Cash flows from financing activities:
Principal payments on Credit Facility	(825,000)	(748,000)
Borrowings on Credit Facility	737,000	698,000
Issuance of 2029 Senior Notes	650,000	—
Early retirement of 2026 Senior Notes	(524,298)	—
Premium paid on 2026 Senior Notes	(12,941)	—
Debt issuance costs and loan commitment fees	(14,820)	(6,965)
Dividends on preferred stock	(3,293)	(3,718)
Repurchase of common stock under Repurchase Program	(64,021)	(62,326)
Repurchase of common stock under Repurchase Program - related party	(39,864)	(20,431)
Shares exchanged for tax withholdings	(23,606)	(3,191)
Other	—	(2)
Net cash used in financing activities	(120,843)	(146,633)
Net change in cash and cash equivalents	1,291	1,066
Cash and cash equivalents at beginning of period	1,929	7,259
Cash and cash equivalents at end of period	$3,220	$8,325
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
This Quarterly Report on Form 10-Q (this “Form 10-Q”) relates to the financial position as of September 30, 2024, the results of operations for the three and nine months ended September 30, 2024 and 2023 and cash flows for the nine months ended September 30, 2024 and 2023. The Company's annual report on Form 10-K for the year ended December 31, 2023, should be read in conjunction with this Form 10-Q. The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of our condensed consolidated financial statements and accompanying notes and include the accounts of our wholly-owned subsidiaries. Intercompany accounts and balances have been eliminated. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.
Recently Issued Accounting Pronouncements and Disclosure Rules
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (Topic 280). The amendments require disclosure for each reportable segment, the significant expense categories and amounts that are regularly provided to the chief operating decision-maker (CODM) and included in each reported measure of a segment’s profit or loss. Additionally, this ASU enhances interim disclosure requirements and provides new segment disclosure requirements for entities with a single reportable segment. ASU 2023-07 is effective retrospectively for fiscal years beginning after December 15, 2023, and for interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company is currently evaluating the effect the adoption of ASU 2023-07 will have on its disclosures and does not expect it to have a material impact on its consolidated financial statements.
In December 2023, the FASB issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures (Topic 740). The amendment requires annual disclosure of additional categories of information about federal, state, and foreign income taxes in the rate reconciliation table and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. Additionally, the amendment requires disclosure of annual income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. ASU 2023-09 is effective for the Company’s annual reporting periods beginning after December 15, 2024, with early adoption permitted, and should be applied on a prospective basis, with a retrospective option. The Company is currently evaluating the effect the adoption of ASU 2023-09 will have on its disclosures and does not expect it to have a material impact on its consolidated financial statements.
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
Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following (in thousands):

	September 30, 2024	December 31, 2023
Revenue payable and suspense	$120,053	$148,598
Accounts payable	55,705	43,517
Accrued capital expenditures	17,861	38,322
Accrued transportation, gathering, processing and compression	40,049	32,849
Accrued contract rejection damages and shares held in reserve	—	1,996
Other accrued liabilities	48,745	44,250
Total accounts payable and accrued liabilities	$282,413	$309,532
Other, net
Other, net for the three and nine months ended 2024, includes approximately $3.0 million related to changes in the Company's legal reserves for certain litigation and regulatory proceedings.
As part of its Chapter 11 Cases and restructuring efforts, the Company filed motions to reject certain firm transportation agreements between the Company and affiliates of TC Energy Corporation ("TC") and Rover Pipeline LLC ("Rover"). During the first quarter of 2023, Gulfport finalized a settlement agreement with Rover that was approved by the Bankruptcy Court on February 21, 2023. Pursuant to the settlement agreement, Gulfport and Rover agreed that the firm transportation contracts between them would be rejected. As part of the settlement, Gulfport paid a $1.0 million administrative claim, which is included in Other, net. Additionally, on February 24, 2023, Gulfport received an additional $17.8 million interim distribution for its TC claim, which is also included in Other, net. Other, net in the second quarter of 2023 included a $5.0 million recoupment of previously placed collateral for certain firm transportation commitments during the Company's Chapter 11 Cases.

Supplemental Cash Flow and Non-Cash Information (in thousands)

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Supplemental disclosure of cash flow information:
Interest payments, net of amounts capitalized	$43,980	$29,073
Changes in operating assets and liabilities, net:
Accounts receivable - oil, natural gas, and natural gas liquid sales	$33,548	$171,673
Accounts receivable - joint interest and other	7,947	9,114
Accounts payable and accrued liabilities	(21,117)	(123,657)
Prepaid expenses	850	356
Other assets	19	52
Total changes in operating assets and liabilities, net	$21,247	$57,538
Supplemental disclosure of non-cash transactions:
Capitalized stock-based compensation	$4,142	$3,023
Asset retirement obligation capitalized	681	505
Asset retirement obligation removed due to divestiture and settlements	—	(1,267)
Release of common stock held in reserve	1,996	—
Unamortized 2026 Senior Notes debt issuance costs	447	—
2.PROPERTY AND EQUIPMENT
The major categories of property and equipment and related accumulated DD&A are as follows (in thousands):

	September 30, 2024	December 31, 2023
Proved oil and natural gas properties	$3,276,165	$2,904,519
Unproved properties	224,370	204,233
Other depreciable property and equipment	10,928	8,779
Land	386	386
Total property and equipment	3,511,849	3,117,917
Accumulated DD&A and impairment	(1,137,464)	(865,618)
Property and equipment, net	$2,374,385	$2,252,299
Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the Company's oil and natural gas properties. At September 30, 2024, the net book value of the Company's oil and gas properties exceeded the calculated ceiling. As a result, the Company recorded a non-cash ceiling test impairment of its oil and natural gas properties of $30.5 million for the three months ended September 30, 2024. The impairment resulted from declines in the full cost ceiling, which primarily resulted from the significant decrease in the 12-month average trailing price for natural gas. The Company did not record an impairment in the first or second quarters of 2024 or during 2023.

Lower natural gas, oil and NGL prices can reduce the value of the Company’s assets. In addition to commodity prices, the Company’s production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine its actual ceiling test calculation and impairment analysis in future periods. Given the decline of commodity prices through September 2024 and the current pricing outlook for the remainder of 2024, the Company may have additional ceiling test impairments of its oil and natural gas properties in subsequent quarters. Any such ceiling test impairment could be material to our net earnings; however, given the inter-relationship of the various judgements made to estimate proved reserves, it is impractical to estimate the potential changes in these estimates and their impact on the impairment.

Certain general and administrative costs are capitalized to the full cost pool and represent management’s estimate of costs incurred directly related to exploration and development activities. All general and administrative costs not capitalized are charged to expense as they are incurred. Capitalized general and administrative costs were approximately $6.5 million and $18.5 million, for the three and nine months ended September 30, 2024, respectively, and $5.7 million and $16.2 million for the three and nine months ended September 30, 2023, respectively.
The Company evaluates the costs excluded from its amortization calculation at least annually. Individually insignificant unevaluated properties are grouped for evaluation and periodically transferred to evaluated properties over a timeframe consistent with their expected development schedule.
The following table summarizes the Company’s non-producing properties excluded from amortization by area (in thousands):

	September 30, 2024	December 31, 2023
Utica & Marcellus	$199,743	$177,888
SCOOP	24,627	26,345
Total unproved properties	$224,370	$204,233
Asset Retirement Obligation
The following table provides a reconciliation of the Company’s asset retirement obligation for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Asset retirement obligation, beginning of period	$29,941	$33,171
Liabilities incurred	681	505
Liabilities settled	—	(604)
Liabilities removed due to divestitures	—	(919)
Accretion expense	1,705	2,117
Total asset retirement obligation, end of period	$32,327	$34,270
3.LONG-TERM DEBT
Long-term debt consisted of the following items as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
6.750% senior unsecured notes due 2029	$650,000	$—
8.0% senior unsecured notes due 2026	25,702	550,000
Credit Facility due 2028	30,000	118,000
Net unamortized debt issuance costs	(11,313)	(618)
Total debt, net	694,389	667,382
Less: current maturities of long-term debt	—	—
Total long-term debt, net	$694,389	$667,382
2029 Senior Notes
In September 2024, Gulfport Operating completed a private offering of $650.0 million aggregate principal amount of 6.750% senior notes due September 1, 2029. The 2029 Senior Notes are guaranteed on a senior unsecured basis by the Company and each of the Company's subsidiaries that guarantee the Credit Facility. Interest on the 2029 Senior Notes is payable semi-annually, on March 1 and September 1 of each year.

The net proceeds from the offering, together with cash on hand were used to purchase $524.3 million of the 2026 Senior Notes in a tender offer and repay a portion of its outstanding borrowings under the Credit Facility. The 2029 Senior Notes were issued under the 2029 Senior Notes Indenture, dated as of September 13, 2024, by and among Gulfport Operating, UMB Bank, National Association, as trustee, and the Guarantors. The 2029 Senior Notes will mature on September 1, 2029.
The 2029 Senior Notes Indenture contains covenants limiting Gulfport Operating’s and its restricted subsidiaries’ ability to (i) incur additional debt, (ii) make certain restricted payments, (iii) make certain investments (iv) create restrictions on distributions from restricted subsidiaries, (v) engage in specified sales of assets, (vi) enter into certain transactions among affiliates, (vii) engage in consolidations, mergers and acquisitions, (viii) create unrestricted subsidiaries (ix) incur or create liens. These covenants contain important exceptions, limitations and qualifications. At any time that the 2029 Senior Notes are rated investment grade, certain covenants will be terminated and cease to apply.
2026 Senior Notes
In May 2021, Gulfport Operating issued $550 million aggregate principal amount of its 8.0% senior notes due 2026. The notes are guaranteed on a senior unsecured basis by the Company and each of the Company's subsidiaries that guarantee the Credit Facility. Interest on the 2026 Senior Notes is payable semi-annually, on June 1 and December 1 of each year. The 2026 Senior Notes were issued under the 2026 Senior Notes Indentures, dated as of May 17, 2021, by and among the Issuer, UMB Bank, National Association, as trustee, and the Guarantors and mature on May 17, 2026.
The covenants of the 1145 Indenture (other than the payment covenant) require that the Company comply with the covenants of the 4(a)(2) Indenture, as amended. The 4(a)(2) Indenture contains covenants limiting the Issuer’s and its restricted subsidiaries’ ability to (i) incur additional debt, (ii) make certain restricted payments, (iii) make certain investments, (iv) create restrictions on distributions from restricted subsidiaries, (v) engage in specified sales of assets, (vi) enter into certain transactions among affiliates, (vii) engage in certain lines of business, (viii) engage in consolidations, mergers and acquisitions, (ix) create unrestricted subsidiaries and (x) incur or create liens. These covenants contain important exceptions, limitations and qualifications. At any time that the 2026 Senior Notes are rated investment grade, certain covenants will be terminated and cease to apply.
As noted above, in September 2024, Gulfport Operating purchased and retired $524.3 million of its 2026 Senior Notes in a tender offer using net proceeds from the 2029 Senior Notes offering. The 2026 Senior Notes were tendered at an average price equal to 102.3% of the principal amount. The retirement of the 2026 Senior Notes resulted in a loss on debt extinguishment of $13.4 million, which included cash costs of $12.9 million.
Credit Facility
On May 1, 2023, the Company entered into that certain Joinder, Commitment Increase and Borrowing Base Redetermination Agreement, and Third Amendment to Credit Agreement (the “Third Amendment”) which amended the Company’s Credit Facility. The Third Amendment, among other things, (a) increased the aggregate elected commitment amounts under the Credit Facility to $900 million, (b) increased the borrowing base under the Credit Facility to $1.1 billion, (c) increased the excess cash threshold under the Credit Facility to $75 million, and (d) extended the maturity date under the Credit Facility to the earlier of (i) four years from the closing date of the Third Amendment and (ii) the 91st day prior to the maturity date of the 2026 Senior Notes or any other permitted senior notes or any permitted refinancing debt under the Credit Facility having an aggregate outstanding principal amount equal to or exceeding $100 million; provided that such notes have not been refinanced, redeemed or repaid in full on or prior to such 91st day. On April 18, 2024, Gulfport completed its semi-annual borrowing base redetermination under its Credit Facility during which the borrowing base was reaffirmed at $1.1 billion with elected commitments remaining at $900 million.
Prior to the Fourth Amendment (as defined below), the Credit Facility bore interest at a rate equal to, at the Company’s election, either (a) SOFR benchmark plus an applicable margin that varies from 2.75% to 3.75% per annum or (b) a base rate plus an applicable margin that varies from 1.75% to 2.75% per annum, based on borrowing base utilization. Prior to the Fourth Amendment, the Company was required to pay a commitment fee of 0.50% per annum on the average daily unused portion of the current aggregate commitments under the Credit Facility. The Company was also required to pay customary letter of credit and fronting fees.

Prior to the Fourth Amendment, the Credit Facility required the Company to maintain as of the last day of each fiscal quarter (i) a net funded leverage ratio of less than or equal to 3.25 to 1.00, and (ii) a current ratio of greater than or equal to 1.00 to 1.00.
On September 12, 2024, the Company entered into the Commitment Increase, Borrowing Base Reaffirmation Agreement, and Fourth Amendment to Credit Agreement (the “Fourth Amendment”), which amended the Company’s Third Amended and Restated Credit Agreement. The Fourth Amendment, among other things, (a) increased the aggregate elected commitment amounts under the Credit Facility to $1.0 billion, (b) reaffirmed the borrowing base under the Credit Facility at $1.1 billion and (c) extended the maturity date under the Credit Facility to September 12, 2028.
The Credit Facility bears interest at a rate equal to, at the Company’s election, either (a) SOFR benchmark plus an applicable margin that varies from 2.25% to 3.25% per annum or (b) a base rate plus an applicable margin that varies from 1.25% to 2.25% per annum, based on borrowing base utilization. The Company is required to pay a commitment fee that varies from 0.375% to 0.50% per annum on the average daily unused portion of the current aggregate commitments under the Credit Facility. The Company is also required to pay customary letter of credit and fronting fees.
The Credit Facility requires the Company to maintain as of the last day of each fiscal quarter (i) a net funded leverage ratio of less than or equal to 3.50 to 1.00, and (ii) a current ratio of greater than or equal to 1.00 to 1.00.
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
As of September 30, 2024, the Company had $30.0 million outstanding borrowings under the Credit Facility, $63.8 million in letters of credit outstanding and was in compliance with all covenants under the credit agreement.
For the three and nine months ended September 30, 2024, the Credit Facility bore interest at a weighted average rate of 8.43% and 8.37%, respectively.
The borrowing base is redetermined semiannually on or around May 1 and November 1 of each year beginning in 2025.
Capitalization of Interest
The Company capitalized $1.2 million and $3.6 million in interest expense for the three and nine months ended September 30, 2024, respectively and $1.1 million and $3.0 million for the three and nine months ended September 30, 2023, respectively.
Fair Value of Debt
At September 30, 2024, the carrying value of the outstanding debt represented by the 2026 Senior Notes and 2029 Senior Notes were $25.7 million and $638.7 million, respectively. Based on the quoted market prices (Level 1), the fair value of the 2026 Senior Notes and 2029 Senior Notes were determined to be $26.1 million and $658.7 million, respectively, at September 30, 2024.
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
Each holder of shares of preferred stock has the right (the “Conversion Right”), at its option and at any time, to convert all or a portion of the shares of preferred stock that it holds into a number of shares of common stock equal to the quotient obtained by dividing (x) the product obtained by multiplying (i) the Liquidation Preference times (ii) an amount equal to one (1) plus the Per Share Makewhole Amount (as defined in the Preferred Terms) on the date of conversion, by (y) $14.00 per share (as may be adjusted under the Preferred Terms). The shares of preferred stock outstanding at September 30, 2024 would convert to approximately 3.1 million shares of common stock if all holders of preferred stock exercised their Conversion Right.
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
Dividends and Conversions
The Company paid $1.1 million and $3.3 million of cash dividends to holders of our preferred stock during the three and nine months ended September 30, 2024, respectively, and $1.1 million and $3.7 million during the three and nine months ended September 30, 2023, respectively.
The following table summarizes activity of the Company’s preferred stock for the nine months ended September 30, 2024 and 2023:

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Preferred stock, beginning of period	44,214	52,295
Conversion of preferred stock	(469)	(6,966)
Preferred stock, end of period	43,745	45,329
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
The following table summarizes activity under the Repurchase Program for the nine months ended September 30, 2024 (number of shares and dollar value of shares purchased shown in thousands):

	Total Number of Shares Purchased	Dollar Value of Shares Purchased	Average Price Paid Per Share
First quarter 2024	210	$29,492	$140.39
Second quarter 2024	161	25,000	155.65
Third quarter 2024	341	49,862	146.17
Total	712	$104,354	$146.60
As of September 30, 2024, the Company has repurchased 5.1 million shares for $504.0 million at a weighted average price of $99.25 per share since the inception of the Repurchase Program.
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

The Company has granted both restricted stock units and performance vesting restricted stock units to employees and directors pursuant to the Incentive Plan, as discussed below. During the three and nine months ended September 30, 2024, the Company's stock-based compensation expense was $4.0 million and $12.6 million, respectively, of which the Company capitalized $1.3 million and $4.1 million, respectively, relating to its exploration and development efforts. During the three and nine months ended September 30, 2023, the Company's stock-based compensation expense was $3.5 million and $9.2 million, respectively, of which the Company capitalized $1.2 million and $3.0 million, respectively, relating to its exploration and development efforts. Stock compensation expense, net of the amounts capitalized, is included in general and administrative expenses in the accompanying consolidated statements of operations. As of September 30, 2024, the Company has awarded an aggregate of approximately 444,493 restricted stock units and approximately 462,982 performance vesting restricted stock units under the Incentive Plan.
The vesting for certain share-based awards was accelerated in the first three months of 2023 in conjunction with the restructuring activities described in Note 7 and is included in restructuring costs in the accompanying consolidated statement of operations.
The following tables summarizes activity for the nine months ended September 30, 2024 and 2023:

	Number of Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Unvested Performance Vesting Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested shares as of January 1, 2024	193,602	$83.89	255,578	$54.40
Granted	69,436	152.54	58,346	156.00
Vested	(17,720)	75.96	—	—
Forfeited/canceled	(747)	99.88	—	—
Unvested shares as of March 31, 2024	244,571	$103.91	313,924	$73.28
Granted(1)	6,040	155.61	130,012	48.65
Vested	(37,665)	95.83	(265,797)	48.65
Forfeited/canceled	(989)	117.19	—	—
Unvested shares as of June 30, 2024	211,957	$106.75	178,139	$92.06
Granted	—	—	—	—
Vested	(41,361)	69.92	—	—
Forfeited/canceled	(3,386)	117.56	—	—
Unvested shares as of September 30, 2024	167,210	$115.64	178,139	$92.06
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
The aggregate fair value of share-based awards that vested during the three and nine months ended September 30, 2024, was approximately $6.3 million and $55.5 million, respectively, based on the stock price at the time of vesting. During the three and nine months ended September 30, 2023, the aggregate fair value of share-based awards that vested was approximately $4.9 million and $9.7 million, respectively, based on the stock price at the time of vesting.
Restricted Stock Units
Restricted stock units awarded under the Incentive Plan generally vest over a period of 3 or 4 years in the case of employees and 1 or 4 years in the case of directors upon the recipient meeting applicable service requirements. Stock-based compensation expense is recorded ratably over the service period. The grant date fair value of restricted stock units represents the closing market price of the Company's common stock on the date of the grant. Unrecognized compensation expense as of September 30, 2024, was $14.3 million. The expense is expected to be recognized over a weighted average period of 1.88 years.
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

The table below summarizes the assumptions used in the Monte Carlo simulation to determine the grant date fair value of awards granted during the nine months ended September 30, 2024:

Grant date	January 24, 2023	March 3, 2023	April 3, 2023	March 1, 2024
Forecast period (years)	3	3	3	3
Risk-free interest rates	3.88%	4.64%	3.79%	4.36%
Implied equity volatility	87.2%	86.4%	70.8%	46.70%
Stock price on the date of grant	$72.99	$82.20	$79.50	$142.00
Unrecognized compensation expense as of September 30, 2024, related to performance vesting restricted shares was $9.4 million. The expense is expected to be recognized over a weighted average period of 1.94 years.
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
There were 0.2 million share-based awards that were considered anti-dilutive for the three months ended September 30, 2024, and 0.3 million share-based awards that were considered dilutive for the nine months ended September 30, 2024. There were 0.3 million share-based awards that were considered dilutive for each of the three months and nine months ended September 30, 2023. There were 3.1 million potential shares of common stock issuable due to the Company's convertible preferred stock for each of the three and nine months ended September 30, 2024. There were 3.2 million potential shares of common stock issuable due to the Company's convertible preferred stock for each of the three and nine months ended September 30, 2023.

Reconciliations of the components of basic and diluted net income (loss) per common share are presented in the tables below (in thousands):

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Net (loss) income	$(13,967)	$608,444
Dividends on preferred stock	(1,093)	(1,133)
Participating securities - preferred stock(1)	—	(89,756)
Net (loss) income attributable to common stockholders	$(15,060)	$517,555
Re-allocation of participating securities	—	1,147
Diluted net (loss) income attributable to common stockholders	$(15,060)	$518,702
Basic Shares	18,062	18,670
Dilutive Shares	18,062	18,954
Basic EPS	$(0.83)	$27.72
Dilutive EPS	$(0.83)	$27.37
_____________________
(1)    Preferred stock represents participating securities because it participates in any dividends on shares of common stock on a pari passu, pro rata basis. However, preferred stock does not participate in undistributed net losses.

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Net income	$11,856	$1,225,185
Dividends on preferred stock	(3,293)	(3,718)
Participating securities - preferred stock(1)	(1,259)	(180,394)
Net income attributable to common stockholders	$7,304	$1,041,073
Re-allocation of participating securities	20	2,043
Diluted net income attributable to common stockholders	$7,324	$1,043,116
Basic Shares	18,133	18,686
Dilutive Shares	18,463	18,937
Basic EPS	$0.40	$55.72
Dilutive EPS	$0.40	$55.08
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

A summary of these commitments at September 30, 2024, are set forth in the table below (in thousands):

Remaining 2024	$55,240
2025	139,740
2026	134,257
2027	136,425
2028	136,581
Thereafter	600,031
Total	$1,202,274
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
A summary of these volume commitments at September 30, 2024, are set forth in the table below (MMBtu per day):

Remaining 2024	20,000
2025	68,000
2026	75,000
2027	12,000
Thereafter	—
Total	175,000
Other Operational Commitments
The Company entered into various contractual commitments to purchase inventory and other material to be used in future activities. The Company's commitment to purchase these materials spans 2024, with approximately $5.5 million remaining.

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
The Company received Notice and Finding of Violations ("NOV/FOVs") from the United States Environmental Protection Agency ("USEPA") alleging violations of the Clean Air Act at 17 locations in Ohio between 2013 and 2019. On January 22, 2020, the Company entered a Consent Decree with the Department of Justice and USEPA addressing Gulfport's failure to capture and control air emissions from storage vessels and to comply with associated inspection, recordkeeping, and reporting requirements. During the process of terminating the Consent Decree, the Company was informed that there were untimely repairs on a number of locations subject to the Company's Consent Decree that failed to comply with Subpart OOOO or Permit to Install and Operate Applications. On July 31, the Company received a NOV/FOV from USEPA related to the alleged untimely repairs. While these repairs have been completed, resolution of the matter may result in monetary sanctions exceeding $300,000. The Company also received a Demand for Stipulated Penalties for Certain Instances of Alleged Non-Compliance with Consent Decree Requirements from the United States Department of Justice ("USDOJ") on September 5, 2024. The Company paid a $97,500 penalty to resolve the USDOJ demand for stipulated penalties.
In November 2020, Robert T. Stephenson and Sandra J. Bass, as the Successor Co-Trustees of the Robert L. Stephenson Living Trust, dated January 28, 2004, and express trust; and Norma E. Stephenson, Trustee of the Norma E. Stephenson Living Trust, dated July 29, 1991, and express trust filed an action against the Company in the District Court of Grady County in the State of Oklahoma. In June 2021 the case was removed to the United States District Court for the Western District of Oklahoma. The parties have engaged in discovery and a trial has been set for Summer 2025. The complaint alleges that the Company has failed to comply with a Letter Agreement from April 1979 granting an overriding royalty interest covering 16 sections (approximately 10,240 acres). The plaintiffs seek quiet title, declaratory judgment, breach of contract, specific performance, and damages under the Oklahoma Production Revenue Standards Act. Given the nature of this matter, the Company is unable to reasonably estimate the total possible loss or ranges of loss. The Company believes it has strong defenses to these claims and intends to vigorously defend this matter; however, an adverse decision could have a material effect on the Company, its financial condition, results of operations, and cash flows.
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
The Company does not currently have any commodity derivative transactions that have margin requirements or collateral provisions that would require payments prior to the scheduled settlement dates. The Company's commodity derivative contract counterparties are typically financial institutions and energy trading firms with investment-grade credit ratings. Gulfport routinely monitors and manages its exposure to counterparty risk by requiring specific minimum credit standards for all counterparties, actively monitoring counterparties' public credit ratings and avoiding the concentration of credit exposure by transacting with multiple counterparties. The Company has master netting agreements with some counterparties that allow the offsetting of receivables and payables in a default situation. As of September 30, 2024, our commodity derivative contracts were spread among 12 counterparties.
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

The Company has entered into natural gas, crude oil and NGL fixed price swap contracts based off the NYMEX Henry Hub, NYMEX WTI and Mont Belvieu C3 indices. Below is a summary of the Company’s open fixed price swap positions as of September 30, 2024.

	Index	Daily Volume	Weighted Average Price
Natural Gas		(MMBtu/d)	($/MMBtu)
Remaining 2024	NYMEX Henry Hub	400,000	$3.77
2025	NYMEX Henry Hub	250,000	$3.82
2026	NYMEX Henry Hub	160,000	$3.59

Oil		(Bbl/d)	($/Bbl)
Remaining 2024	NYMEX WTI	500	$77.50
2025	NYMEX WTI	2,000	$74.50

NGL		(Bbl/d)	($/Bbl)
Remaining 2024	Mont Belvieu C3	2,500	$30.25
2025	Mont Belvieu C3	2,000	$30.09
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
The Company has entered into natural gas and crude oil costless collars based off the NYMEX Henry Hub and NYMEX WTI indices. Below is a summary of the Company's costless collar positions as of September 30, 2024.

	Index	Daily Volume	Weighted Average Floor Price	Weighted Average Ceiling Price
Natural Gas		(MMBtu/d)	($/MMBtu)	($/MMBtu)
Remaining 2024	NYMEX Henry Hub	225,000	$3.36	$5.14
2025	NYMEX Henry Hub	220,000	$3.37	$4.23
2026	NYMEX Henry Hub	70,000	$3.31	$4.06

Oil		(Bbl/d)	($/Bbl)	($/Bbl)
Remaining 2024	NYMEX WTI	1,000	$62.00	$80.00

From time to time, the Company has sold natural gas call options in exchange for a premium, and used the associated premiums received to enhance the fixed price for a portion of the fixed price natural gas swaps. Each sold call option has an established ceiling price. If at the time of settlement the referenced settlement price exceeds the ceiling price, the Company pays its counterparty an amount equal to the difference between the referenced settlement price and the price ceiling multiplied by the hedged contract volumes. No payment is due from either party if the referenced settlement price is below the price ceiling. Below is a summary of the Company's open sold call option positions as of September 30, 2024.

	Index	Daily Volume	Weighted Average Price
Natural Gas		(MMBtu/d)	($/MMBtu)
Remaining 2024	NYMEX Henry Hub	202,000	$3.33
2025	NYMEX Henry Hub	193,315	$5.80
In addition, the Company has entered into natural gas basis swap positions. These instruments are arrangements that guarantee a fixed price differential to NYMEX Henry Hub from a specified delivery point. The Company receives the fixed price differential and pays the floating market price differential to the counterparty for the hedged commodity. As of September 30, 2024, the Company had the following natural gas basis swap positions open:

	Gulfport Pays	Gulfport Receives	Daily Volume	Weighted Average Fixed Spread
Natural Gas			(MMBtu/d)	($/MMBtu)
Remaining 2024	Rex Zone 3	NYMEX Plus Fixed Spread	150,000	$(0.15)
Remaining 2024	NGPL TXOK	NYMEX Plus Fixed Spread	70,000	$(0.31)
Remaining 2024	TETCO M2	NYMEX Plus Fixed Spread	230,000	$(0.94)
2025	Rex Zone 3	NYMEX Plus Fixed Spread	90,000	$(0.21)
2025	NGPL TXOK	NYMEX Plus Fixed Spread	40,000	$(0.29)
2025	TETCO M2	NYMEX Plus Fixed Spread	230,000	$(0.96)
2026	TETCO M2	NYMEX Plus Fixed Spread	110,000	$(0.99)
Balance Sheet Presentation
The Company reports the fair value of derivative instruments on the consolidated balance sheets as derivative instruments under current assets, noncurrent assets, current liabilities and noncurrent liabilities on a gross basis. The Company determines the current and noncurrent classification based on the timing of expected future cash flows of individual trades. The following table presents the fair value of the Company’s derivative instruments on a gross basis at September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024	December 31, 2023
Short-term derivative asset	$111,076	$233,226
Long-term derivative asset	23,073	47,566
Short-term derivative liability	(36,758)	(21,963)
Long-term derivative liability	(23,618)	(18,602)
Total commodity derivative position	$73,773	$240,227

Gains and Losses
The following table presents the gain and loss recognized in net gain (loss) on natural gas, oil and NGL derivatives in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2024 and 2023 (in thousands):

	Net gain (loss) on derivative instruments
	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Natural gas derivatives - fair value (losses) gains	$(57,168)	$4,534
Natural gas derivatives - settlement gains	84,943	48,522
Total gains on natural gas derivatives	27,775	53,056

Oil derivatives - fair value gains (losses)	6,698	(8,414)
Oil derivatives - settlement gains (losses)	93	(2,130)
Total gains (losses) on oil and condensate derivatives	6,791	(10,544)

NGL derivatives - fair value gains (losses)	3,559	(5,763)
NGL derivatives - settlement (losses) gains	(159)	2,668
Total gains (losses) on NGL derivatives	3,400	(3,095)

Total gains on natural gas, oil and NGL derivatives	$37,966	$39,417

	Net gain (loss) on derivative instruments
	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Natural gas derivatives - fair value (losses) gains	$(168,516)	$416,473
Natural gas derivatives - settlement gains	242,645	97,794
Total gains on natural gas derivatives	74,129	514,267

Oil derivatives - fair value gains (losses)	4,832	(1,424)
Oil derivatives - settlement losses	(166)	(2,204)
Total gains (losses) on oil and condensate derivatives	4,666	(3,628)

NGL derivatives - fair value losses	(2,771)	(2,730)
NGL derivatives - settlement (losses) gains	(1,537)	6,357
Total (losses) gains on NGL derivatives	(4,308)	3,627

Total gains on natural gas, oil and NGL derivatives	$74,487	$514,266

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

	As of September 30, 2024
	Gross Assets (Liabilities) Presented in the Consolidated Balance Sheets	Gross Amounts Subject to Master Netting Agreements	Net Amount
Derivative assets	$134,149	$(56,232)	$77,917
Derivative liabilities	$(60,376)	$56,232	$(4,144)

	As of December 31, 2023
	Gross Assets (Liabilities) Presented in the Consolidated Balance Sheets	Gross Amounts Subject to Master Netting Agreements	Net Amount
Derivative assets	$280,792	$(30,866)	$249,926
Derivative liabilities	$(40,565)	$30,866	$(9,699)
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

Financial assets and liabilities
The following tables summarize the Company’s financial and non-financial assets and liabilities by valuation level as of September 30, 2024 and December 31, 2023 (in thousands):

	September 30, 2024
	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$—	$134,149	$—
Contingent consideration arrangement	—	—	2,700
Total assets	$—	$134,149	$2,700
Liabilities:
Derivative instruments	$—	$60,376	$—

	December 31, 2023
	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$—	$280,792	$—
Contingent consideration arrangement	—	—	2,900
Total assets	$—	$280,792	$2,900
Liabilities:
Derivative instruments	$—	$40,565	$—
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
The Company's SCOOP water infrastructure sale, which closed in the first quarter of 2020, included a contingent consideration arrangement. As of September 30, 2024, the fair value of the contingent consideration was $2.7 million, of which $0.1 million is included in prepaid expenses and other assets and $2.6 million is included in other assets in the accompanying consolidated balance sheets. The fair value of the contingent consideration arrangement is calculated using discounted cash flow techniques and is based on internal estimates of the Company's future development program and water production levels. Given the unobservable nature of the inputs, the fair value measurement of the contingent consideration arrangement is deemed to use Level 3 inputs. The Company records changes in fair value in earnings. The Company recognized an immaterial gain for each the three and nine months ended September 30, 2024 with respect to this contingent consideration arrangement. The Company did not recognize a gain or loss for the three months ended September 30, 2023, and recognized a loss of $1.2 million for the nine months ended September 30, 2023, with respect to this contingent consideration arrangement. These fair value changes are included in other expense (income) in the accompanying consolidated statements of operations.
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
Contract Balances
Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $88.9 million and $122.5 million as of September 30, 2024 and December 31, 2023, respectively, and are reported in accounts receivable - oil, natural gas, and natural gas liquids sales in the accompanying consolidated balance sheets. The Company currently has no assets or liabilities related to its revenue contracts, including no upfront or rights to deficiency payments.
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

The Company has entered into contracts for drilling rigs with varying terms with third parties to ensure operational continuity, cost control and rig availability in its operations. The Company has concluded its drilling rig contracts are operating leases as the assets are identifiable and the Company has the right to control the identified assets. At September 30, 2024, the Company had one active long-term drilling rig contract.
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
Future amounts due under operating lease liabilities as of September 30, 2024 were as follows (in thousands):

Remaining 2024	$2,652
2025	5,721
2026	561
2027	10
2028	—
Total lease payments	$8,944
Less: imputed interest	(277)
Total	$8,667
Lease costs incurred for the three and nine months ended September 30, 2024 and 2023, consisted of the following (in thousands):

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Operating lease cost	$3,403	$3,443
Variable lease cost	—	—
Short-term lease cost	4,834	5,112
Total lease cost(1)	$8,237	$8,555

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Operating lease cost	$10,209	$10,329
Variable lease cost	—	—
Short-term lease cost	20,783	22,410
Total lease cost(1)	$30,992	$32,739
_____________________
(1)    The majority of the Company's total lease cost was capitalized to the full cost pool, and the remainder was included in either lease operating expenses or general and administrative expenses in the accompanying consolidated statements of operations.
The weighted-average remaining lease term as of September 30, 2024 was 0.81 years. The weighted-average discount rate used to determine the operating lease liability as of September 30, 2024 was 6.56%.

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
The Company's effective income tax rate was 22.5% and (82.8)% for the nine months ended September 30, 2024 and September 30, 2023, respectively. The higher effective tax rates for the nine months ended September 30, 2024 is primarily related to the valuation allowance the Company released during the quarter ended September 30, 2023.
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
On September 19, 2024, the Company purchased 170,000 shares of its common stock from Silver Point Capital, L.P. for approximately $24.9 million. The repurchase is part of the Company's existing share Repurchase Program. Upon closing of the transaction on September 25, 2024, the repurchased common stock was canceled.
Concurrent with the closing of the June 2023 offering transaction discussed in Note 5, the Company purchased 215,060 shares of its common stock from Silver Point Capital, L.P. for approximately $20.4 million. The repurchase is part of the Company's existing share Repurchase Program. Upon closing of the transaction on June 26, 2023, the repurchased common stock was canceled.

16.SUBSEQUENT EVENTS
Natural Gas, Oil and NGL Derivative Instruments
Subsequent to September 30, 2024, as of October 28, 2024, the Company entered into the following derivative contracts:

Period	Type of Derivative Instrument	Index	Daily Volume	Weighted Average Price
Natural Gas			(MMBtu/d)	($/MMBtu)
2025	Basis Swaps	Rex Zone 3	20,000	$(0.18)
2025	Basis Swaps	TGP 500	10,000	$0.31
2025	Basis Swaps	Transco Station 85	5,000	$0.38
2026	Basis Swaps	Rex Zone 3	40,000	$(0.19)
2026	Basis Swaps	TGP 500	10,000	$0.54
2026	Basis Swaps	Transco Station 85	5,000	$0.52
2026	Basis Swaps	TETCO M2	20,000	$(0.94)
Expanded Common Stock Repurchase Program
On November 4, 2024, the Company's Board of Directors approved an increase to the authorized Repurchase Program from $650 million to $1 billion and extended the authorization through December 31, 2025.

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
The following information updates the discussion of Gulfport’s financial condition provided in its Annual Report on Form 10-K for the year ended December 31, 2023 (“2023 Form 10-K”) and analyzes the changes in the results of operations between the periods of July 1, 2024 through September 30, 2024, January 1, 2024 through September 30, 2024, July 1, 2023 through September 30, 2023 and January 1, 2023 through September 30, 2023. For definitions of commonly used natural gas and oil terms found in this Quarterly Report on Form 10-Q, please refer to the “Definitions” provided in this report.
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
Recent Developments
Long-Term Debt and Credit Facility
In September 2024, Gulfport Operating purchased approximately 95%, or $524.3 million of the 2026 Senior Notes in a tender offer using the net proceeds received from the issuance of the 2029 Senior Notes. The net impact of these transactions resulted in the Company extending the maturity of substantially all of the senior notes from 2026 to 2029.
Additionally, on September 12, 2024, the Company entered into the Commitment Increase, Borrowing Base Reaffirmation Agreement, and Fourth Amendment to Credit Agreement (the “Fourth Amendment”), which amended the Company’s Third Amended and Restated Credit Agreement. The Fourth Amendment, among other things, (a) increased the aggregate elected commitment amounts under the Credit Facility to $1.0 billion, (b) reaffirmed the borrowing base under the Credit Facility at $1.1 billion, (c) extended the maturity date under the Credit Facility to September 12, 2028, and (d) reduced the pricing grid 50 bps.
Share Repurchase Program
During the three months ended September 30, 2024, the Company repurchased 341,132 shares for $49.9 million at a weighted average price of $146.17 per share. As of September 30, 2024, the Company repurchased 5.1 million shares for $504.0 million at a weighted average price of $99.25 per share since the inception of the Repurchase Program.
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

2024 Operational and Financial Highlights
During the third quarter of 2024, we had the following notable achievements:
•Reported total net production of 1,057.2 MMcfe per day.
•Turned to sales 10 gross (9.0 net) operated wells.
•Generated $189.7 million of operating cash flows.
•Repurchased 341,132 shares for $49.9 million at a weighted average price of $146.17 per share.
•Exited the quarter with total liquidity of $909.4 million.
•Extended the maturity of substantially all long-term Senior Notes from 2026 to 2029.
•Extended the maturity of the Credit Facility to 2028.
2024 Production and Drilling Activity
Production Volumes

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Natural gas (Mcf/day)
Utica & Marcellus	822,015	795,191
SCOOP	144,507	176,161
Total	966,522	971,352
Oil and condensate (Bbl/day)
Utica & Marcellus	3,105	528
SCOOP	1,513	2,667
Total	4,618	3,195
NGL (Bbl/day)
Utica & Marcellus	3,491	2,271
SCOOP	6,998	8,790
Total	10,489	11,061
Combined (Mcfe/day)
Utica & Marcellus	861,592	811,985
SCOOP	195,572	244,902
Total	1,057,164	1,056,887
Totals may not sum or recalculate due to rounding.
Our total net production averaged approximately 1,057.2 MMcfe per day during the three months ended September 30, 2024, as compared to 1,056.9 MMcfe per day during the three months ended September 30, 2023. Production per day remained consistent largely as a result of our 2023 and 2024 development programs.

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Natural gas (Mcf/day)
Utica & Marcellus	816,788	755,372
SCOOP	154,054	198,616
Total	970,842	953,989
Oil and condensate (Bbl/day)
Utica & Marcellus	1,815	558
SCOOP	1,754	3,256
Total	3,569	3,813
NGL (Bbl/day)
Utica & Marcellus	2,610	2,466
SCOOP	7,629	9,921
Total	10,239	12,387
Combined (Mcfe/day)
Utica & Marcellus	843,339	773,512
SCOOP	210,348	277,676
Total	1,053,687	1,051,188
Totals may not sum or recalculate due to rounding.
Our total net production averaged approximately 1,053.7 MMcfe per day during the nine months ended September 30, 2024, as compared to 1,051.2 MMcfe per day during the nine months ended September 30, 2023. Production per day remained consistent largely as a result of our 2023 and 2024 development programs.
Utica/Marcellus. We spud three gross (3.0 net) operated wells targeting the Utica formation during the three months ended September 30, 2024. In addition, we commenced sales on seven gross (6.6 net) operated Utica wells.
As of October 28, 2024, we had one operated drilling rig running in Ohio drilling the Utica formation.
SCOOP. We did not spud any operated wells in the SCOOP during the three months ended September 30, 2024. We commenced sales on three gross (2.4 net) operated wells.
As of October 28, 2024, we had one operated drilling rig running in the SCOOP.

RESULTS OF OPERATIONS
Comparison of the Three Month Periods Ended September 30, 2024 and 2023
Natural Gas, Oil and Condensate and NGL Production and Pricing (sales totals in thousands)
The following table summarizes our natural gas, oil and condensate and NGL production and related pricing for the three months ended September 30, 2024 as compared to the three months ended September 30, 2023. Some totals below may not sum or recalculate due to rounding.

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Natural gas sales
Natural gas production volumes (MMcf)	88,920	89,364
Natural gas production volumes (MMcf) per day	967	971
Total sales	$159,862	$177,401
Average price without the impact of derivatives ($/Mcf)	$1.80	$1.99
Impact from settled derivatives ($/Mcf)	$0.95	$0.54
Average price, including settled derivatives ($/Mcf)	$2.75	$2.53

Oil and condensate sales
Oil and condensate production volumes (MBbl)	425	294
Oil and condensate production volumes (MBbl) per day	5	3
Total sales	$29,467	$22,896
Average price without the impact of derivatives ($/Bbl)	$69.35	$77.90
Impact from settled derivatives ($/Bbl)	$0.22	$(7.25)
Average price, including settled derivatives ($/Bbl)	$69.57	$70.65

NGL sales
NGL production volumes (MBbl)	965	1,018
NGL production volumes (MBbl) per day	10	11
Total sales	$26,617	$26,953
Average price without the impact of derivatives ($/Bbl)	$27.58	$26.49
Impact from settled derivatives ($/Bbl)	$(0.16)	$2.62
Average price, including settled derivatives ($/Bbl)	$27.42	$29.11

Natural gas, oil and condensate and NGL sales
Natural gas equivalents (MMcfe)	97,259	97,234
Natural gas equivalents (MMcfe) per day	1,057	1,057
Total sales	$215,946	$227,250
Average price without the impact of derivatives ($/Mcfe)	$2.22	$2.34
Impact from settled derivatives ($/Mcfe)	$0.87	$0.50
Average price, including settled derivatives ($/Mcfe)	$3.09	$2.84

Production Costs:
Average lease operating expenses ($/Mcfe)	$0.19	$0.16
Average taxes other than income ($/Mcfe)	$0.07	$0.07
Average transportation, gathering, processing and compression ($/Mcfe)	$0.92	$0.89
Total lease operating expenses, taxes other than income and midstream costs ($/Mcfe)	$1.18	$1.12

Natural Gas, Oil and Condensate and NGL Sales (in thousands)

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	% Change
Natural gas	$159,862	$177,401	(10)%
Oil and condensate	29,467	22,896	29%
NGL	26,617	26,953	(1)%
Natural gas, oil and condensate and NGL sales	$215,946	$227,250	(5)%
The decrease in natural gas sales without the impact of derivatives when comparing the three months ended September 30, 2024, to the three months ended September 30, 2023 was due to a 10% decrease in realized prices. The realized price change was primarily driven by the decrease in the average Henry Hub gas index from $2.55 per Mcf in the three months ended September 30, 2023, to $2.16 per Mcf during the three months ended September 30, 2024.
The increase in oil and condensate sales without the impact of derivatives when comparing the three months ended September 30, 2024, to the three months ended September 30, 2023, was due to a 45% increase in sales volumes, partially offset by a 11% decrease in realized prices. The 45% increase in oil and condensate production was primarily due to commencement of sales on new wells targeting the Utica liquids window, partially offset by lower SCOOP production as a result of limited 2023 development activity. The realized price change was primarily driven by the decrease in the average WTI crude index from $82.26 per barrel in the three months ended September 30, 2023, to $75.09 per barrel during the three months ended September 30, 2024.
The decrease in NGL sales without the impact of derivatives when comparing the three months ended September 30, 2024, to the three months ended September 30, 2023, was due to a 5% decrease in NGL sales volumes, partially offset by a 4% increase in realized prices. The 5% decrease in NGL production was primarily due to natural declines and limited 2023 development activity in the SCOOP. The realized price change was primarily driven by the increase in the average Mont Belvieu NGL index from $28.27 per barrel in the three months ended September 30, 2023, to $30.22 per barrel during the three months ended September 30, 2024.
Natural Gas, Oil and NGL Derivatives (in thousands)

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023
Natural gas derivatives - fair value (losses) gains	$(57,168)	$4,534
Natural gas derivatives - settlement gains	84,943	48,522
Total gains on natural gas derivatives	27,775	53,056

Oil derivatives - fair value gains (losses)	6,698	(8,414)
Oil derivatives - settlement gains (losses)	93	(2,130)
Total gains (losses) on oil and condensate derivatives	6,791	(10,544)

NGL derivatives - fair value gains (losses)	3,559	(5,763)
NGL derivatives - settlement (losses) gains	(159)	2,668
Total gains (losses) on NGL derivatives	3,400	(3,095)

Total gains on natural gas, oil and NGL derivatives	$37,966	$39,417
We recognize fair value changes on our natural gas, oil and NGL derivative instruments in each reporting period. The changes in fair value resulted from new positions and settlements that occurred during each period, as well as the relationship between contract prices and the associated forward curves. The change in the total gain for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, was primarily the result of changes in futures pricing for oil, natural gas, and NGLs during each period. See Note 10 of our consolidated financial statements for hedged volumes and pricing.

Lease Operating Expenses (in thousands, except per unit)

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	% Change
Lease operating expenses
Utica & Marcellus	$13,080	$10,343	26%
SCOOP	5,138	5,284	(3)%
Total lease operating expenses	$18,218	$15,627	17%

Lease operating expenses per Mcfe
Utica & Marcellus	$0.17	$0.14	21%
SCOOP	0.29	0.23	26%
Total lease operating expenses per Mcfe	$0.19	$0.16	17%
The increase in our total and per unit LOE for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, was primarily the result of an increase in water disposal activities in the Utica/Marcellus and an increase in repairs, maintenance and compression activities in the SCOOP.
Taxes Other Than Income (in thousands, except per unit)

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	% Change
Production taxes	$4,528	$5,897	(23)%
Property taxes	1,797	1,163	55%
Other	508	156	226%
Total taxes other than income	$6,833	$7,216	(5)%
Total taxes other than income per Mcfe	$0.07	$0.07	—%
The decrease in total taxes other than income for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, was primarily related to a decrease in production taxes resulting from the decrease in our natural gas, oil and NGL revenues excluding the impact of hedges discussed above.
Transportation, Gathering, Processing and Compression (in thousands, except per unit)

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	% Change
Transportation, gathering, processing and compression	$89,900	$86,602	4%
Transportation, gathering, processing and compression per Mcfe	$0.92	$0.89	4%
Transportation, gathering, processing and compression for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, increased primarily as a result of the increase in our production as noted above.
Depreciation, Depletion and Amortization (in thousands, except per unit)

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	% Change
Depreciation, depletion and amortization of oil and gas properties	$82,368	$79,166	4%
Depreciation, depletion and amortization of other property and equipment	457	339	35%
Total depreciation, depletion and amortization	$82,825	$79,505	4%
Depreciation, depletion and amortization per Mcfe	$0.85	$0.82	4%
The total and per unit depreciation, depletion and amortization of our oil and gas properties for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, increased 4% primarily as a result of our drilling and development activities during 2023 and 2024.

Impairment of Oil and Natural Gas Properties
At September 30, 2024, the net book value of our oil and gas properties exceeded the calculated ceiling. As a result, we recorded a non-cash ceiling test impairment of $30.5 million for the three months ended September 30, 2024. The impairment resulted from declines in the full cost ceiling, which primarily resulted from the significant decrease in the 12-month average trailing price for natural gas. We did not record an impairment during the three months ended September 30, 2023.
General and Administrative Expenses (in thousands, except per unit)

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	% Change
General and administrative expenses, gross	$20,694	$18,983	9%
Reimbursed from third parties	(3,720)	(3,431)	8%
Capitalized general and administrative expenses	(6,495)	(5,658)	15%
General and administrative expenses, net	$10,479	$9,894	6%
General and administrative expenses, net per Mcfe	$0.11	$0.10	6%
The increase in total and per unit general and administrative expenses for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, was primarily driven by increases in employee compensation.
Interest Expense (in thousands, except per unit)

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	% Change
Interest on 2026 Senior Notes	$9,014	$11,000	(18)%
Interest on 2029 Senior Notes	2,194	—	100%
Interest expense on Credit Facility	4,423	4,088	8%
Amortization of loan costs	1,016	927	10%
Capitalized interest	(1,230)	(1,115)	10%
Other	449	19	2263%
Total interest expense	$15,866	$14,919	6%
Interest expense per Mcfe	$0.16	$0.15	6%
Due to the tender of the 2026 Senior Notes, interest paid on the 2026 Senior Notes decreased 18% for the three months ended September 30, 2024 compared to the three months September 30, 2023. The Company also paid $2.2 million of interest on the 2029 Senior Notes for the three months ended September 30, 2024. Interest expense on our Credit Facility increased 8% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, as a result of a higher average balance outstanding. Amortization of loan costs increased 10% for the three months ended September 30, 2024 compared to the three months ended September 30, 2023, as a result of the Third and Fourth Amendments to the Credit Facility which increased the elected commitments and borrowing base. The Company also capitalized $1.2 million and $1.1 million in interest expense for the three months ended September 30, 2024 and September 30, 2023, respectively.
Loss on Debt Extinguishment
In September 2024, Gulfport Operating purchased and retired $524.3 million of the 2026 Senior Notes in a tender offer using net proceeds from the 2029 Senior Notes offering. The 2026 Senior Notes were tendered at an average price equal to 102.3% of the principal amount. The retirement of the 2026 Senior Notes resulted in a loss on debt extinguishment of $13.4 million, which included cash costs of $12.9 million.

Other, net (in thousands)

	Three Months Ended September 30, 2024	Three Months Ended September 30, 2023	% Change
Other, net	$3,133	$(1,438)	(318)%
Other, net in the Company’s consolidated statements of operations for the three months ended September 30, 2024, included approximately $3.0 million related to changes in the Company’s legal reserves for certain litigation and regulatory proceedings.
Income Taxes
We recorded income tax benefit of $3.8 million and $554.7 million for the three months ended September 30, 2024 and September 30, 2023, respectively. See Note 14 of our consolidated financial statements for further discussion of our income tax benefit.

Comparison of the Nine Month Periods Ended September 30, 2024 and 2023
Natural Gas, Oil and Condensate and NGL Production and Pricing (sales totals in thousands)
The following table summarizes our natural gas, oil and condensate, and NGL production and related pricing for the nine months ended September 30, 2024 as compared to the nine months ended September 30, 2023. Some totals below may not sum or recalculate due to rounding.

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Natural gas sales
Natural gas production volumes (MMcf)	266,011	260,439
Natural gas production volumes (MMcf) per day	971	954
Total sales	$492,606	$619,181
Average price without the impact of derivatives ($/Mcf)	$1.85	$2.38
Impact from settled derivatives ($/Mcf)	$0.91	$0.37
Average price, including settled derivatives ($/Mcf)	$2.76	$2.75

Oil and condensate sales
Oil and condensate production volumes (MBbl)	978	1,041
Oil and condensate production volumes (MBbl) per day	4	4
Total sales	$70,295	$76,212
Average price without the impact of derivatives ($/Bbl)	$71.89	$73.21
Impact from settled derivatives ($/Bbl)	$(0.17)	$(2.29)
Average price, including settled derivatives ($/Bbl)	$71.72	$70.92

NGL sales
NGL production volumes (MBbl)	2,805	3,382
NGL production volumes (MBbl) per day	10	12
Total sales	$80,870	$92,935
Average price without the impact of derivatives ($/Bbl)	$28.83	$27.48
Impact from settled derivatives ($/Bbl)	$(0.55)	$1.88
Average price, including settled derivatives ($/Bbl)	$28.28	$29.36

Natural gas, oil and condensate and NGL sales
Natural gas equivalents (MMcfe)	288,710	286,974
Natural gas equivalents (MMcfe) per day	1,054	1,051
Total sales	$643,771	$788,328
Average price without the impact of derivatives ($/Mcfe)	$2.23	$2.75
Impact from settled derivatives ($/Mcfe)	$0.83	$0.35
Average price, including settled derivatives ($/Mcfe)	$3.06	$3.10

Production Costs:
Average lease operating expenses ($/Mcfe)	$0.18	$0.18
Average taxes other than income ($/Mcfe)	$0.08	$0.09
Average transportation, gathering, processing and compression ($/Mcfe)	$0.91	$0.91
Total lease operating expenses, taxes other than income and midstream costs ($/Mcfe)	$1.16	$1.18

Natural Gas, Oil and Condensate and NGL Sales (in thousands)

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	% Change
Natural gas	$492,606	$619,181	(20)%
Oil and condensate	70,295	76,212	(8)%
NGL	80,870	92,935	(13)%
Natural gas, oil and condensate and NGL sales	$643,771	$788,328	(18)%
The decrease in natural gas sales without the impact of derivatives when comparing the nine months ended September 30, 2024, to the nine months ended September 30, 2023 was due to a 22% decrease in realized prices, partially offset by a 2% increase in sales volumes. The realized price change was primarily driven by the decrease in the average Henry Hub gas index from $2.69 per Mcf in the nine months ended September 30, 2023, to $2.10 per Mcf in the nine months ended September 30, 2024. The 2% increase in natural gas production was primarily due to our 2023 and 2024 development programs in the Utica/Marcellus, partially offset by natural declines and limited activity in the SCOOP.
The decrease in oil and condensate sales without the impact of derivatives when comparing the nine months ended September 30, 2024, to the nine months ended September 30, 2023, was due to a 6% decrease in sales volumes and a 2% decrease in realized prices. The 6% decrease in oil and condensate production was primarily due to natural declines in the SCOOP, partially offset by commencement of sales on new wells targeting the Utica liquids window.
The decrease in NGL sales without the impact of derivatives when comparing the nine months ended September 30, 2024, to the nine months ended September 30, 2023, was due to a 17% decrease in NGL sales volumes, partially offset by a 5% increase in realized prices. The 17% decrease in NGL production was primarily due to natural declines and limited 2023 development in the SCOOP. The realized price change was driven by the increase in the average Mont Belvieu NGL index from $29.83 per barrel in the nine months ended September 30, 2023, to $32.13 per barrel in the nine months ended September 30, 2024.
Natural Gas, Oil and NGL Derivatives (in thousands)

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Natural gas derivatives - fair value (losses) gains	$(168,516)	$416,473
Natural gas derivatives - settlement gains	242,645	97,794
Total gains on natural gas derivatives	74,129	514,267

Oil derivatives - fair value gains (losses)	4,832	(1,424)
Oil derivatives - settlement losses	(166)	(2,204)
Total gains (losses) on oil and condensate derivatives	4,666	(3,628)

NGL derivatives - fair value losses	(2,771)	(2,730)
NGL derivatives - settlement (losses) gains	(1,537)	6,357
Total (losses) gains on NGL derivatives	(4,308)	3,627

Total gains on natural gas, oil and NGL derivatives	$74,487	$514,266
We recognize fair value changes on our natural gas, oil and NGL derivative instruments in each reporting period. The changes in fair value resulted from new positions and settlements that occurred during each period, as well as the relationship between contract prices and the associated forward curves. The significant change in the total gain (loss) for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, was primarily the result of changes in futures pricing for oil, natural gas, and NGLs during each period. See Note 10 of our consolidated financial statements for hedged volumes and pricing.

Lease Operating Expenses (in thousands, except per unit)

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	% Change
Lease operating expenses
Utica & Marcellus	$34,560	$33,354	4%
SCOOP	16,283	18,290	(11)%
Total lease operating expenses	$50,843	$51,644	(2)%

Lease operating expenses per Mcfe
Utica & Marcellus	$0.15	$0.16	(6)%
SCOOP	0.28	0.24	17%
Total lease operating expenses per Mcfe	$0.18	$0.18	(2)%
The decrease in our total and per unit LOE for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, was primarily the result of a decrease in water disposal activities, surface rental and labor expenses throughout our SCOOP operations and non-operated expenses in Utica/Marcellus.
Taxes Other Than Income (in thousands, except per unit)

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	% Change
Production taxes	$14,236	$19,616	(27)%
Property taxes	6,326	4,802	32%
Other	1,549	1,431	8%
Total taxes other than income	$22,111	$25,849	(14)%
Total taxes other than income per Mcfe	$0.08	$0.09	(15)%
The decrease in total and per unit taxes other than income for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, was primarily related to a decrease in production taxes resulting from the decrease in our natural gas, oil and NGL revenues excluding the impact of hedges discussed above.
Transportation, Gathering, Processing and Compression (in thousands, except per unit)

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	% Change
Transportation, gathering, processing and compression	$263,048	$259,883	1%
Transportation, gathering, processing and compression per Mcfe	$0.91	$0.91	1%
Transportation, gathering, processing and compression for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023 increased in total and on a per unit basis primarily as a result of the increase in our production as noted above.
Depreciation, Depletion and Amortization (in thousands, except per unit)

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	% Change
Depreciation, depletion and amortization of oil and gas properties	$240,279	$237,874	1%
Depreciation, depletion and amortization of other property and equipment	1,122	873	29%
Total depreciation, depletion and amortization	$241,401	$238,747	1%
Depreciation, depletion and amortization per Mcfe	$0.84	$0.83	1%
Depreciation, depletion and amortization of our oil and gas properties for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, increased 1% primarily as a result of our drilling and development activities during 2023 and 2024.

Impairment of Oil and Natural Gas Properties
At September 30, 2024, the net book value of our oil and gas properties exceeded the calculated ceiling. As a result, we recorded a non-cash ceiling test impairment of $30.5 million for the nine months ended September 30, 2024. The impairment resulted from declines in the full cost ceiling, which primarily resulted from the significant decrease in the 12-month average trailing price for natural gas. We did not record an impairment in the first or second quarters of 2024 or during 2023.
General and Administrative Expenses (in thousands, except per unit)

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	% Change
General and administrative expenses, gross	$59,921	$53,814	11%
Reimbursed from third parties	(10,962)	(10,390)	6%
Capitalized general and administrative expenses	(18,530)	(16,186)	14%
General and administrative expenses, net	$30,429	$27,238	12%
General and administrative expenses, net per Mcfe	$0.11	$0.09	11%
The increase in total and per unit general and administrative expenses for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, was primarily driven by increases in employee compensation.
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
Interest Expense (in thousands, except per unit)

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	% Change
Interest on 2026 Senior Notes	$31,014	$33,000	(6)%
Interest on 2029 Senior Notes	2,194	—	100%
Interest expense on Credit Facility	12,001	9,921	21%
Amortization of loan costs	2,910	2,323	25%
Capitalized interest	(3,603)	(2,954)	22%
Other	1,511	112	1249%
Total interest expense	$46,027	$42,402	9%
Interest expense per Mcfe	$0.16	$0.15	8%
Due to the tender of the 2026 Senior Notes, interest paid on the 2026 Senior Notes decreased 6% for the nine months ended September 30, 2024 compared to the nine months September 30, 2023. The Company also paid $2.2 million of interest on the 2029 Senior Notes for the nine months ended September 30, 2024. Interest expense on our Credit Facility increased 21% for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, as a result of a higher average balance outstanding. Amortization of loan costs increased 25% for the nine months ended September 30, 2024 compared to the nine months ended September 30, 2023, as a result of the Third and Fourth Amendments to the Credit Facility which increased the elected commitments and borrowing base. The Company also capitalized $3.6 million and $3.0 million in interest expense for the nine months ended September 30, 2024 and September 30, 2023, respectively.
Loss on Debt Extinguishment
In September 2024, Gulfport Operating purchased and retired $524.3 million of the 2026 Senior Notes in a tender offer using net proceeds from the 2029 Senior Notes offering. The 2026 Senior Notes were tendered at an average price equal to 102.3% of the principal amount. The retirement of the 2026 Senior Notes resulted in a loss on debt extinguishment of $13.4 million, which included cash costs of $12.9 million.

Other, net (in thousands)

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023	% Change
Other, net	$3,530	$(20,492)	(117)%
Other, net in the Company’s consolidated statements of operations for the nine months ended September 30, 2024, included approximately $3.0 million related to changes in the Company’s legal reserves for certain litigation and regulatory proceedings.
As part of its Chapter 11 Cases and restructuring efforts, the Company filed motions to reject certain firm transportation agreements between the Company and affiliates of TC Energy Corporation (“TC”) and Rover Pipeline LLC (“Rover”). During the first quarter of 2023, Gulfport finalized a settlement agreement with Rover that was approved by the Bankruptcy Court on February 21, 2023. Pursuant to the settlement agreement, Gulfport and Rover agreed that the firm transportation contracts between them would be rejected. As part of the settlement, Gulfport paid a $1.0 million administrative claim, which is included in Other, net. Additionally, on February 24, 2023, Gulfport received an additional $17.8 million interim distribution for its TC claim, which is also included in Other, net. Other, net in the second quarter of 2023 included a $5.0 million recoupment of previously placed collateral for certain firm transportation commitments during our Chapter 11 Cases.
Income Taxes
We recorded income tax expense of $3.4 million for the nine months ended September 30, 2024 compared to an income tax benefit of $554.7 million for the nine months ended September 30, 2023. See Note 14 of our consolidated financial statements for further discussion of our income tax expense.

Liquidity and Capital Resources
Overview. We strive to maintain sufficient liquidity to ensure financial flexibility, withstand commodity price volatility, fund our development projects, operations and capital expenditures and return capital to shareholders. We utilize derivative contracts to reduce the financial impact of commodity price volatility and provide a level of certainty to the Company’s cash flows. We generally fund our operations, planned capital expenditures and any share repurchases with cash flow from our operating activities, cash on hand, and borrowings under our Credit Facility. Additionally, we may access debt and equity markets and sell properties to enhance our liquidity. There is no guarantee that the debt or equity capital markets will be available to us on acceptable terms or at all.
For the three and nine months ended September 30, 2024, our primary sources of capital resources and liquidity have consisted of internally generated cash flows from operations, and our primary uses of cash have been for development of our oil and natural gas properties, share repurchases and dividend payments on our preferred stock.
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
As of September 30, 2024, we had $3.2 million of cash and cash equivalents, $30.0 million of outstanding borrowings under our Credit Facility, $63.8 million of letters of credit outstanding, $25.7 million of outstanding 2026 Senior Notes, and $650.0 million of outstanding 2029 Senior Notes. Our total principal amount of funded debt as of September 30, 2024 was $705.7 million.
As of October 28, 2024 we had $3.3 million of cash and cash equivalents, $10.0 million in borrowings under our Credit Facility, $63.8 million of letters of credit outstanding, $25.7 million of outstanding 2026 Senior Notes, and $650.0 million of outstanding 2029 Senior Notes.
Debt. In May 2021, we issued our 2026 Senior Notes. The 2026 Senior Notes are guaranteed on a senior unsecured basis by each of the Company’s subsidiaries that guarantee the Credit Facility. In September 2024, Gulfport Operating purchased approximately 95%, or $524.3 million, of the 2026 Senior Notes in a tender offer using net proceeds received from the private placement of the 2029 Senior Notes. This results in extending the maturity of substantially all of our senior notes from 2026 to 2029.
Additionally, on May 1, 2023, the Company entered into that certain Joinder, Commitment Increase and Borrowing Base Redetermination Agreement, and Third Amendment to Credit Agreement (the “Third Amendment”) which amended the Company’s Credit Facility. The Third Amendment, among other things, (a) increased the aggregate elected commitment amounts under the Credit Facility to $900 million, (b) increased the borrowing base under the Credit Facility to $1.1 billion, (c) increased the excess cash threshold under the Credit Facility to $75 million, and (d) extended the maturity date under the Credit Facility from October 14, 2025 to the earlier of (i) May 1, 2027 and (ii) the 91st day prior to the maturity date of the 2026 Senior Notes or any other permitted senior notes or any permitted refinancing debt under the Credit Facility having an aggregate outstanding principal amount equal to or exceeding $100 million; provided that such notes have not been refinanced, redeemed or repaid in full on or prior to such 91st day. On April 18, 2024, Gulfport completed its semi-annual borrowing base redetermination under its Credit Facility during which the borrowing base was reaffirmed at $1.1 billion with elected commitments remaining at $900 million.
On September 12, 2024, the Company entered into the Commitment Increase, Borrowing Base Reaffirmation Agreement, and Fourth Amendment to Credit Agreement (the “Fourth Amendment”), which amended the Company’s Third Amended and Restated Credit Agreement. The Fourth Amendment, among other things, (a) increased the aggregate elected commitment amounts under the Credit Facility to $1.0 billion, (b) reaffirmed the borrowing base under the Credit Facility at $1.1 billion and (c) extended the maturity date under the Credit Facility to September 12, 2028.
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
The Company paid $1.1 million and $3.3 million of cash dividends to holders of our preferred stock during the three and nine months ended September 30, 2024, respectively, and $1.1 million and $3.7 million during the three and nine months ended September 30, 2023, respectively.
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
Capital Expenditures. Our capital expenditures have historically been related to the execution of our drilling and completion activities in addition to certain lease acquisition activities. Our capital investment strategy is focused on prudently developing our existing properties to generate sustainable cash flow considering current and forecasted commodity prices. For the nine months ended September 30, 2024, the Company's incurred capital expenditures totaled $367.8 million, of which $277.4 million related to drilling and completion activities, $51.6 million related to maintenance leasehold and land investment and $38.8 million related to discretionary acreage acquisitions.
Our drilling and completion capital expenditures for 2024 are currently estimated to be in the range of $325 million to $335 million. Also, we currently expect to spend approximately $50 million to $60 million in 2024 for maintenance leasehold and land investment, which is focused on near-term drilling programs and facilitating increases in our working interests and lateral footage in units we plan to drill in 2024, 2025 and 2026. We expect this capital program to result in approximately 1,055 to 1,070 MMcfe per day of production in 2024.
Additionally, we are pursuing accretive acreage opportunities that expand our resource footprint and provide optionality to our near-term development plans and intend to allocate approximately $45 million in discretionary acreage acquisitions for 2024.

Sources and Uses of Cash
The following table presents the major changes in cash and cash equivalents for the nine months ended September 30, 2024 and 2023 (in thousands):

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Net cash provided by operating activities	$501,185	$567,680
Additions to oil and natural gas properties	(376,910)	(421,132)
Debt activity, net	24,761	(50,000)
Debt issuance and loan commitment fees	(14,820)	(6,965)
Repurchases of common stock	(103,885)	(82,757)
Dividends on preferred stock	(3,293)	(3,718)
Shares exchanged for tax withholdings	(23,606)	(3,191)
Other	(2,141)	1,149
Net change in cash and cash equivalents	$1,291	$1,066
Cash and cash equivalents at end of period	$3,220	$8,325
Net cash provided by operating activities. Net cash flow provided by operating activities was $501.2 million for the nine months ended September 30, 2024, as compared to $567.7 million for the nine months ended September 30, 2023. The decrease was primarily the result of decreases in natural gas revenues.
Additions to oil and natural gas properties. During the nine months ended September 30, 2024, we spud 13 gross (12.7 net) operated wells and commenced sales from 16 gross (15.4 net) operated wells targeting the Utica formation for a total incurred cost of approximately $227.5 million. During the nine months ended September 30, 2024, we commenced sales from 3 gross (2.4 net) operated wells in the SCOOP for a total incurred cost of approximately $47.5 million.
Drilling and completion costs discussed above reflect incurred costs while drilling and completion costs presented in the table below reflect cash payments for drilling and completions. Incurred capital expenditures and cash capital expenditures may vary from period to period due to the cash payment cycle. Cash capital expenditures for the nine months ended September 30, 2024 and 2023, were as follows (in thousands):

	Nine Months Ended September 30, 2024	Nine Months Ended September 30, 2023
Oil and Natural Gas Property Cash Expenditures:
Drilling and completion costs	$267,802	$339,170
Leasehold acquisitions	89,931	65,845
Other	19,177	16,117
Total oil and natural gas property expenditures	$376,910	$421,132
Debt activity, net. In the nine months ended September 30, 2024, the Company had $737.0 million and $825.0 million in borrowings and repayments, respectively, on its Credit Facility. In September 2024, the Company purchased $524.3 million of the 2026 Senior Notes in a tender offer. The retirement of the 2026 Senior Notes resulted in a loss on debt extinguishment of $13.4 million, which included cash costs of $12.9 million. The Company also issued $650.0 million aggregate principal amount of its 6.750% senior notes due 2029. As of October 28, 2024 the Company had $10.0 million in borrowings outstanding on its Credit Facility.
Debt issuance and loan commitment fees. During the nine months ended September 30, 2024, the Company incurred debt issuance and loan commitment fees of $14.8 million, as compared to $7.0 million during the nine months ended September 30, 2023. The increase was primarily related to the issuance of the 2029 Senior Notes and the Fourth Amendment to the Credit Facility. See Note 3 of our consolidated financial statements for further discussion of the long-term debt activity.

Repurchases of common stock. During the nine months ended September 30, 2024, the Company repurchased 711,829 shares for approximately $104.4 million under the Repurchase Program at a weighted average price of $146.60 per share. For the same period in 2023, the Company repurchased 976,769 shares for $82.9 million at a weighted average price of $84.88 per share. As of October 28, 2024, we repurchased 5.2 million shares for approximately $518.7 million under the Repurchase Program at a weighted average price of $100.17 per share.
Dividends on preferred stock. During the nine months ended September 30, 2024, the Company paid $3.3 million of cash dividends to holders of our preferred stock compared to $3.7 million in the nine months ended September 30, 2023.
Shares exchanged for tax withholdings. During the nine months ended September 30, 2024, the Company paid $23.6 million of shares exchanged for tax withholdings compared to $3.2 million in the nine months ended September 30, 2023. The increase in shares traded for taxes was primarily due to the vesting of certain PSU awards as discussed in Note 6.
Other. During the nine months ended September 30, 2024, the Company incurred other expenses of $2.1 million, as compared to other income of $1.1 million during the nine months ended September 30, 2023. The change was primarily related to proceeds from sales of oil and gas properties of $2.6 million during the nine months ended September 30, 2023.
Contractual and Commercial Obligations
We have various contractual obligations in the normal course of our operations and financing activities, as discussed in Note 9 of our consolidated financial statements. There have been no other material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.
Off-balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of September 30, 2024, our material off-balance sheet arrangements and transactions include $63.8 million in letters of credit outstanding against our Credit Facility and $43.8 million in surety bonds issued. Both the letters of credit and surety bonds are being used as financial assurance, primarily on certain firm transportation agreements. Additionally, the Company entered into various contractual commitments to purchase inventory and other material to be used in future activities. The Company's commitment to purchase these materials spans 2024, with approximately $5.5 million remaining. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources. See Note 9 of our consolidated financial statements for further discussion of the various financial guarantees we have issued.
Critical Accounting Policies and Estimates
As of September 30, 2024, there have been no significant changes in our critical accounting policies from those disclosed in our 2023 Annual Report on Form 10-K.
Oil and Natural Gas Properties. Lower natural gas, oil and NGL prices can reduce the value of our assets. In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine the actual ceiling test calculation and impairment analysis in future periods. Given the decline of commodity prices through the date of this filing and the current pricing outlook for the remainder of 2024, we may have additional ceiling test impairments of our oil and natural gas properties in subsequent quarters. Any such ceiling test impairment could be material to our net earnings; however, given the inter-relationship of the various judgements made to estimate proved reserves, it is impractical to estimate the potential changes in these estimates and their impact on the impairment. Full cost impairments have no impact to our cash flow or liquidity.

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
As of September 30, 2024, our natural gas, oil and NGL derivative instruments consisted of the following types of instruments:
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
Our hedge arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or commodity prices increase. At September 30, 2024, we had a net asset derivative position of $73.8 million as compared to a net asset derivative position of $240.2 million as of December 31, 2023. Utilizing actual derivative contractual volumes, a 10% increase in underlying commodity prices would have decreased our asset by approximately $86.2 million, while a 10% decrease in underlying commodity prices would have increased our asset by approximately $85.9 million. However, any realized derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.
Interest Rate Risk. Our Credit Facility is structured under floating rate terms, as advances under these facilities may be in the form of either base rate loans or term benchmark loans. As such, our interest expense is sensitive to fluctuations in the prime rates in the United States, or, if the term benchmark rates are elected, the term benchmark rates. At September 30, 2024, we had $30.0 million outstanding borrowings under our Credit Facility which bore interest at a weighted average rate of 8.37% for the nine months ended September 30, 2024. As of September 30, 2024, we did not have any interest rate swaps to hedge interest rate risks.

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
As of September 30, 2024, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures are effective.
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
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
Our common stock repurchase activity for the three months ended September 30, 2024 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Approximate maximum dollar value of shares that may yet be purchased under the plans or programs
July 1 - July 31	59,898	$154.32	50,995	$188,021,000
August 1 - August 31	66,541	$140.92	62,730	$179,184,000
September 1 - September 30	227,903	$145.95	227,407	$145,996,000
Total	354,342	$146.42	341,132
_____________________
(1)    We repurchased and canceled 8,903, 3,811 and 496 shares of our common stock at a weighted average price of $157.92, $141.83 and $151.49 to satisfy tax withholding requirements incurred upon the vesting of restricted stock unit awards during July, August and September 2024, respectively.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Trading Arrangements
During the three months ended September 30, 2024, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement"(as defined in Item 408 of Regulation S-K).

ITEM 6.	EXHIBITS

INDEX OF EXHIBITS
		Incorporated by Reference
Exhibit Number	Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Amended Joint Chapter 11 Plan of Reorganization of Gulfport Energy Corporation and its Debtor Subsidiaries, dated April 14, 2021.	8-K	001-19514	2.2	4/29/2021

3.1	Amended and Restated Certificate of Incorporation of Gulfport Energy Corporation.	8-K	000-19514	3.1	5/17/2021

3.2	Amended and Restated Bylaws of Gulfport Energy Corporation.	8-K	000-19514	3.2	5/17/2021

4.1	Indenture, dated September 13, 2024, among Gulfport Energy Operating Corporation, Gulfport Energy Corporation, the subsidiary guarantors party thereto and UMB Bank, National Association, as trustee.	8-K	000-19514	4.1	9/16/2024

10.1	Commitment Increase, Borrowing Base Reaffirmation Agreement and Fourth Amendment to Credit Agreement dated September 12, 2024.	8-K	000-19514	10.1	9/16/2024

31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

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
Date: November 6, 2024

GULFPORT ENERGY CORPORATION

By:	/s/ Michael Hodges
Michael Hodges Chief Financial Officer