Form 10-K
period 2024-12-31
GULFPORT ENERGY CORP
filed 2025-02-26
CIK 874499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
Smaller reporting company  ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                      ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).              ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.  Yes  ☒    No  ☐
The aggregate market value of our common stock held by non-affiliates on June 30, 2024 was approximately $2.0 billion. As of February 20, 2025, there were 17,894,932 shares of our $0.0001 par value common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Gulfport Energy Corporation’s Proxy Statement for the 2025 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

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

CODM. Chief Operating Decision Maker.

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

Repurchase Program. A stock repurchase program to acquire up to $1 billion of Gulfport's outstanding common stock. It is authorized to extend through December 31, 2025, and may be suspended from time to time, modified, extended or discontinued by the Board of Directors at any time.

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

TSR. Total shareholder return.

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

WTI. Refers to West Texas Intermediate.

FORWARD-LOOKING STATEMENTS
This Form 10-K may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that we expect or anticipate will or may occur in the future, including the expected impact of the war in Ukraine and the conflict in the Middle East on our business, our industry and the global economy, estimated future production and net revenues from oil and gas reserves and the present value thereof, future capital expenditures (including the amount and nature thereof and the information under the heading “2025 Outlook”), share repurchases, business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of our business and operations, plans, references to future success, reference to intentions as to future matters and other such matters are forward-looking statements.
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
•Increased attention to Environmental, Social and Governance (“ESG”) matters may impact our business, financial results, or stock price.
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
•Certain of our stockholders own a significant portion of our outstanding equity securities, and their interests may not always coincide with the interests of other holders of the common stock.
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
Our Business
Gulfport is an independent natural gas-weighted exploration and production company with assets primarily located in the Appalachia and Anadarko basins. Our principal properties are located in eastern Ohio targeting the Utica and Marcellus and in central Oklahoma targeting the SCOOP Woodford and Springer formations. Gulfport's Predecessor was incorporated in the State of Delaware in July 1997. Our corporate headquarters are located in Oklahoma City, Oklahoma and shares of Gulfport's common stock trade on the New York Stock Exchange (NYSE) under the ticker symbol “GPOR”. Our corporate strategy is focused on the economic development of our asset base in an effort to generate sustainable free cash flow.
As of December 31, 2024, we had 4.0 Tcfe of proved reserves with a Standardized Measure of $1.75 billion and a PV-10 of $1.76 billion. See “Definitions” above for our definition of PV-10 (a non-GAAP financial measure) and “Oil, Natural Gas and NGL Reserves and Estimation” below for a reconciliation of our standardized measure of discounted future net cash flows (the most directly comparable GAAP measure) to PV-10.
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
Emergence From Voluntary Reorganization Under Chapter 11 of the Bankruptcy Code
On November 13, 2020, we, and certain of our subsidiaries, filed voluntary petitions for relief under Chapter 11 of Title 11 of the United States Code in the United States Bankruptcy Court for the Southern District of Texas. The Chapter 11 Cases were administered jointly under the caption In re Gulfport Energy Corporation, et al., Case No. 20-35562 (DRJ). The Bankruptcy Court confirmed the Plan and entered the confirmation order on April 28, 2021, and the Debtors emerged from the Chapter 11 Cases on the Emergence Date. On May 18, 2021, we began trading on the NYSE under the symbol “GPOR”.
Business Strategy
Gulfport aims to create sustainable value through the economic development of our significant resource plays in the Utica/Marcellus and SCOOP operating areas. Our strategy is to develop our assets in a safe, environmentally responsible manner, while generating sustainable cash flow, improving margins and operating efficiencies and returning capital to shareholders. To accomplish these goals, we generally allocate capital to projects we believe offer the highest rate of return and we deploy leading drilling and completion techniques and technologies in our development efforts. We believe our plan to generate free cash flow on an annual basis will allow us to further strengthen our balance sheet, return capital to shareholders and increase our resource depth through incremental leasehold opportunities that provide optionality to our future development plans.
2025 Outlook
Our 2025 capital expenditure program is expected to be in a range of $370 million to $395 million. In the Utica, we intend to complete drilling on approximately 17 gross (17.0 net) operated horizontal wells and commence sales on approximately 22 gross (21.9 net) operated horizontal wells. In the Marcellus, we intend to complete drilling on approximately 8 gross (8.0 net) operated horizontal wells and commence sales on approximately 4 gross (4.0 net) operated horizontal wells. In the SCOOP, we intend to complete drilling on approximately two gross (1.8 net) operated horizontal wells and commence sales on two gross (1.8 net) operated horizontal wells. We expect to fund these expenditures with our operating cash flow and borrowings under our Credit Facility.
We expect this drilling program to result in approximately 1,040 to 1,065 MMcfe per day of production in 2025.

Additionally, in 2025, we expect a continuation of shareholder return actions through our Repurchase Program. During 2024, we repurchased 1.2 million shares for $184.5 million at a weighted average price of $153.35 per share, leaving $415.9 million remaining on our Repurchase Program, which expires on December 31, 2025.
Operating Areas
Utica/Marcellus - The Utica covers hydrocarbon-bearing rock formations located in the Appalachian Basin of the United States and Canada. We have approximately 208,000 net reservoir acres located primarily in Belmont, Harrison, Jefferson and Monroe Counties in eastern Ohio where the Utica ranges in thickness from 600 to over 750 feet.
The Marcellus covers hydrocarbon-bearing rock formations that overlay the Utica. We have identified approximately 20,500 net reservoir acres of our existing leasehold for Marcellus development and have 22 PUD Marcellus locations within our Utica operating area. In 2023 we drilled, completed, and turned to sales two Marcellus wells and have plans to drill eight Marcellus wells and complete and turn to sales four Marcellus wells in 2025. Our Marcellus development area is approximately 3,500 to 4,500 feet shallower than the Utica. During 2024, we produced approximately 842 MMcfe per day net to our interests in Utica/Marcellus and it accounted for approximately 80% of our total production.
SCOOP - The SCOOP is a defined area that encompasses many of the top hydrocarbon producing counties in Oklahoma within the Anadarko Basin. The SCOOP play mainly targets the Devonian to Mississippian aged Woodford, Sycamore and Springer formations. We have approximately 73,000 net reservoir acres (comprised of approximately 43,000 in the Woodford formation and approximately 30,000 in the Springer formation) located primarily in Garvin, Grady and Stephens Counties. The Woodford Shale across our position ranges in thickness from 200 to over 400 feet and directly overlies the Hunton Limestone and underlies the Sycamore formation, both of which are also locally productive reservoirs. The Sycamore formation consists of hydrocarbon-bearing interbedded shales and siliceous limestones ranging in thickness from 150 to over 450 feet and is overlain by the Caney Shale. The Springer formation across our position is comprised of a series of lenticular sand and shale units. The primary targets are a series of porous, low clay and organic-rich packages within the Goddard Shale member ranging in thickness from 50 to over 250 feet. During 2024, we produced approximately 212 MMcfe per day net to our interests in the SCOOP and it accounted for approximately 20% of our total production.
Oil, Natural Gas and NGL Reserves and Estimation
Reserve engineering is a subjective process of estimating volumes of economically recoverable oil, natural gas and NGL that cannot be measured in an exact manner. The accuracy of any reserve estimate is a function of the quality of available data and of engineering and geological interpretation. As a result, the reserve estimates of different engineers often vary. In addition, the results of drilling, testing and production may justify revisions of such estimates. Accordingly, reserve estimates often differ from the quantities of oil and natural gas that are ultimately recovered. Estimates of economically recoverable oil and natural gas and of future net revenues are based on a number of variables and assumptions, all of which may vary from actual results, including geologic interpretation, prices and future production rates and costs. See Item 1A. “Risk Factors” contained elsewhere in this Form 10-K.
As discussed above, the process of estimating oil, natural gas and NGL reserves is complex and requires significant judgment. As a result, we have developed internal policies and controls for estimating and recording reserves. Estimates of proved developed and undeveloped reserves and related information are presented in accordance with the requirements of the SEC's rules for the Modernization of Oil and Gas Reporting. These rules permit the use of reliable technologies to estimate and categorize reserves and require the use of the unweighted average of the first-of-the-month commodity prices, adjusted for location and quality differentials, for the prior 12 months (unless contractual arrangements designate the price) to calculate economic producibility of reserves and the discounted cash flows reported as the Standardized Measure of Future Net Cash Flows Relating to Proved Reserves. Reliable technologies were used to support the undeveloped locations in the Utica/Marcellus and SCOOP operating areas. The Company used public and proprietary geologic and engineering data to establish continuity of the formation and its producing properties. This data included performance data, seismic data, open hole log information, petro-physical analysis of log data, mud logs, log cross-sections, gas sample analysis, statistical analysis and measurements of total organic content and thermal maturity. In our development area, these data demonstrated consistent and continuous reservoir characteristics. Refer to Note 20 of our consolidated financial statements for more information pertaining to our proved reserves and the preparation of such estimates.
Our Senior Vice President of Reservoir Engineering is primarily responsible for overseeing the preparation of all of our reserve estimates. He is a petroleum engineer with over 28 years of reservoir and operations experience. In addition, our geoscience staff has approximately 51 years combined industry experience and our reservoir staff has approximately 61 years combined experience.

During 2024, our total net natural gas, NGLs and oil proved reserves estimates attributable to the Company's interests were prepared by our engineers and Netherland, Sewell & Associates, Inc. (“NSAI”) conducted an audit of the proved reserves as of December 31, 2024. NSAI is an independent petroleum engineering firm and were selected for their historical experience and geographic expertise in engineering similar resources. In the course of its audit, NSAI conducted a detailed review of properties making up approximately 85% of the total proved reserves and accounting for approximately 95% of the present worth of those reserves. The estimates prepared by the Company and audited by NSAI were within the recommended 10% tolerance threshold set forth in the Standards Pertaining to the Estimation and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers A copy of the summary reserve report is included as Exhibit 99.1 to this Annual Report on Form 10-K. Our internal staff of petroleum engineers and geoscience professionals work closely with NSAI to ensure the integrity, accuracy and timeliness of the data used to calculate our proved reserves. Our internal technical team members meet with NSAI periodically throughout the year to discuss the assumptions and methods used in the proved reserve estimation process. As needed, we provide historical information to NSAI for our properties such as ownership interest, oil and gas production, well test data, commodity prices, operating and development costs and other considerations, including availability and costs of infrastructure and status of permits. Reserve estimates for the years ended 2023 and 2022, were prepared by NSAI for 100% of our operating areas.
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
•audit of year-end reserve estimates by NSAI;
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
•annual review by our Board of Directors of our year-end reserve report and year-over-year changes in our proved reserves;
•annual review by our senior management of adjustments to our previously adopted development plan and considerations involved in making such adjustments, including the substitution, removal or deferral of PUD locations; and
•annual review and approval by our senior management and our Board of Directors of a multi-year development plan.

The tables below set forth information as of December 31, 2024, with respect to our estimated proved developed and undeveloped oil, natural gas and NGL reserves, the associated estimated future net revenue, the PV-10 and the standardized measure. None of the estimated future net revenue, PV-10 nor the standardized measure are intended to represent the current market value of the estimated oil, natural gas and NGL reserves we own. All of our estimated reserves are located within the United States.

	December 31, 2024
	Oil (MMBbl)	Natural Gas (Bcf)	NGL (MMBbl)	Total (Bcfe)
Utica & Marcellus
Proved developed(1)	4	1,427	8	1,498
Proved undeveloped(1)	13	1,189	36	1,480
Total proved(1)	17	2,616	44	2,978

SCOOP
Proved developed	4	451	23	611
Proved undeveloped	2	289	13	380
Total proved	5	740	36	991

Total
Proved developed	7	1,879	31	2,109
Proved undeveloped	15	1,478	49	1,861
Total proved	22	3,356	80	3,969
Totals may not sum or recalculate due to rounding.
_____________________
(1)    Includes approximately 12 Bcfe and 174 Bcfe of net developed and undeveloped reserves, respectively, located in the Marcellus target formation.

	December 31, 2024
	Proved Developed	Proved Undeveloped	Total Proved
	($ in millions)
Estimated future net revenue(1)	$1,620	$1,876	$3,496
Present value of estimated future net revenue (PV-10)(1)	$1,059	$699	$1,757
Standardized measure(1)			$1,747
Totals may not sum due to rounding.
_____________________
(1)    Estimated future net revenue represents the estimated future revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs under existing economic conditions as of December 31, 2024, and assuming commodity prices as set forth below. For the purpose of determining prices used in our reserve reports, we used the unweighted arithmetic average of the prices on the first day of each month within the 12-month period ended December 31, 2024. The prices used in our PV-10 measure were the average WTI Spot price of $76.32 per barrel and the average Henry Hub Spot price of $2.13 per MMBtu, before basis differential adjustments. These prices should not be interpreted as a prediction of future prices, nor do they reflect the value of our commodity derivative instruments in place as of December 31, 2024. The amounts shown do not give effect to non-property-related expenses, such as corporate general and administrative expenses and debt service, or to depreciation, depletion and amortization. The present value of estimated future net revenue typically differs from the standardized measure because the former does not include the effects of estimated future income tax expense of $10 million as of December 31, 2024.
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

The following table summarizes the changes in our estimated proved reserves during 2024 (in Bcfe):

Proved Reserves, December 31, 2023	4,214
Sales of oil and natural gas reserves in place	—
Extensions and discoveries	547
Revisions of prior reserve estimates	(406)
Current production	(386)
Proved Reserves, December 31, 2024	3,969
Total may not sum due to rounding.
Extensions and discoveries. These are additions to our proved reserves that result from extension of the proved acreage of previously discovered reservoirs through additional drilling in periods subsequent to discovery. Extensions of approximately 547 Bcfe of proved reserves were primarily attributable to the continued development of our Utica/Marcellus and SCOOP acreage. We added 46 PUD locations in the Utica/Marcellus which included 33 Utica locations for 341 Bcfe and 13 Marcellus locations for 92 Bcfe. In the SCOOP, we added 16 PUD locations for 114 Bcfe.
Revisions of prior reserve estimates. Revisions represent changes in previous reserve estimates, either upward or downward, resulting from development plan changes, new information normally obtained from development drilling and production history or a change in economic factors, such as commodity prices, operating costs or development costs.
We experienced total downward revisions of 406 Bcfe in estimated proved reserves. These consisted of upward revisions of 16 Bcfe as a result of positive well performance and 171 Bcfe due to an increase in working interest and net revenue interest as a result of our successful leasing efforts through 2024. These were offset by downward revisions of 488 Bcfe which were associated with commodity price changes. Commodity prices experienced volatility throughout 2024 and the 12-month average price for natural gas decreased from $2.64 per MMBtu for 2023 to $2.13 per MMBtu for 2024, the 12-month average price for NGL decreased from $31.42 per barrel for 2023 to $31.30 per barrel for 2024, and the 12-month average price for crude oil decreased from $78.21 per barrel for 2023 to $76.32 per barrel for 2024. Additionally, downward revisions of 172 Bcfe were primarily a result of development schedule changes with some PUD well design changes. The schedule changes moved the development of 11 Utica/Marcellus PUD locations and 6 SCOOP PUD locations beyond the SEC requirement of developing these wells five years from initial booking. The development schedule changes reflect our ongoing commitment to optimizing the long-term plan to best develop our asset and maximize cash flow and overall economic returns. These locations excluded from our SEC reserves report remain in Gulfport's development plan. Finally, upward revisions of 67 Bcfe were a result of a combination of various economic assumption updates.
Additional information regarding estimates of proved reserves, proved developed reserves and proved undeveloped reserves at December 31, 2024, 2023 and 2022, and changes in proved reserves during the last three years are contained in the Supplemental Information on Oil and Gas Exploration and Production Activities, or Supplemental Information, in Note 20 of our consolidated financial statements.
Proved Undeveloped Reserves
As of December 31, 2024, our PUDs totaled 1,478 Bcf of natural gas, 15 MMBbl of oil and 49 MMBbl of NGL, for a total of 1,861 Bcfe. Approximately 80% and 20% of our PUD reserves at year-end 2024 were located in Utica/Marcellus and SCOOP, respectively. Our PUDs will be converted from undeveloped to developed as the applicable wells commence production or when there are no material incremental completion capital expenditures associated with such proved developed reserves.
We record PUD locations only after a development plan has been approved by our senior management and Board of Directors to complete the associated development drilling within five years from the time of initial booking. The PUD locations identified in our development plan are determined based on an analysis of the information that we have available at that time. After a development plan has been adopted, we may periodically make adjustments to the approved development plan due to events and circumstances that have occurred subsequent to the time the plan was approved. These circumstances may include changes in commodity price outlook and costs, delays in the availability of infrastructure, well permitting delays and new data from recently completed wells.

The following table summarizes the changes in our estimated proved undeveloped reserves during 2024 (in Bcfe):

Proved Undeveloped Reserves, December 31, 2023	2,011
Sales of oil and natural gas reserves in place	—
Extensions and discoveries	547
Conversion to proved developed reserves	(341)
Revisions of prior reserve estimates	(357)
Proved Undeveloped Reserves, December 31, 2024	1,861
Total may not sum due to rounding.
Extensions and discoveries. Our extensions of approximately 547 Bcfe were primarily attributed to the addition of 62 PUD locations as a result of our current five-year development plan that is focused on generating sustainable cash flow. These additions included 46 PUD locations in the Utica/Marcellus and 16 PUD locations in the SCOOP.
Conversion to proved developed reserves. Our 2024 development activities resulted in the conversion of approximately 341 Bcfe into proved developed producing reserves, attributable to 16 PUD locations in the Utica and 5 PUD locations in the SCOOP. These 21 PUDs represent a conversion rate of 13% for 2024.
Revision of prior reserve estimates. We experienced total downward revisions of 357 Bcfe in estimated proved undeveloped reserves. This included 300 Bcfe of downward revisions associated with commodity price changes. Commodity prices experienced volatility throughout 2024 and the 12-month average price for natural gas decreased from $2.64 per MMBtu for 2023 to $2.13 per MMBtu for 2024, the 12-month average price for NGL decreased from $31.42 per barrel for 2023 to $31.30 per barrel for 2024, and the 12-month average price for crude oil decreased from $78.21 per barrel for 2023 to $76.32 per barrel for 2024. Additionally, downward revisions of 172 Bcfe were associated with changes in our development schedule. The schedule changes moved the development of 11 Utica/Marcellus PUD locations and 6 SCOOP PUD locations beyond the SEC requirement of developing PUDs five years from initial booking. The development schedule changes reflect our ongoing commitment to optimizing the long-term plan to best develop our asset and maximize cash flow, and overall economic returns. These locations excluded from our SEC reserves report remain in Gulfport's development plan. These downward revisions were offset by upward revisions of 116 Bcfe in estimated proved reserves from a combination of changes including working interest and net revenue interest and well forecasts.
Costs incurred relating to the development of PUDs were approximately $326.4 million in 2024.
All PUD locations included in our 2024 reserve report are scheduled to be drilled within five years of initial booking.
As of December 31, 2024, 1.20% of our total proved reserves were classified as proved developed non-producing.
PV-10 Sensitivities
As noted above, our proved reserves at December 31, 2024, were calculated using prices based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for 2024 of $76.32 per barrel and $2.13 per MMBtu. Holding production and development costs constant, if SEC pricing were $83.95 per barrel and $2.34 per MMBtu, or a 10% increase, this would have resulted in an increase of 87 Bcfe of our total proved reserves and a $0.54 billion increase in PV-10 value at December 31, 2024. Holding production and development costs constant, if SEC pricing were $68.69 per barrel and $1.92 per MMBtu, or a 10% decrease, this would have resulted in a decrease of 494 Bcfe of our total proved reserves and a $0.51 billion decrease in PV-10 value at December 31, 2024. For the low price scenario 128 PUDs were PV-10 economic.

Acreage
The following table presents our total gross and net developed and undeveloped acres as of December 31, 2024:

	Developed Acreage		Undeveloped Acreage
Field	Gross	Net	Gross	Net
Utica & Marcellus	161,391	133,638	77,387	74,359
SCOOP	49,922	35,896	9,829	7,134
Total	211,313	169,534	87,216	81,493
Of our leases that are not held by production, most have a five-year primary term, many of which include options to extend the primary term. We manage lease expirations to ensure that we do not experience unintended material expirations. Our leasehold management efforts include scheduling our operations to establish production in paying quantities in order to hold leases prior to the expiration dates, paying the prescribed lease extension payments, planning non-core divestitures or strategic acreage trades with other operators to high-grade our lease inventory and letting some leases expire that are no longer part of our development plans. The following table sets forth the potential expiration periods of gross and net undeveloped leasehold acres as of December 31, 2024:

	Undeveloped Acres
Years Ending December 31,	Gross Acres	Net Acres
2025	2,203	2,195
2026	3,682	3,661
2027	2,812	2,775
After 2027	18,673	18,667
Held by production	59,846	54,195
Total	87,216	81,493
Productive Wells
The following table presents our total gross and net productive wells, expressed separately for oil and gas, as of December 31, 2024:

	NRI/WI	Productive Oil Wells		Productive Gas Wells		Total Wells
Field	Percentages	Gross	Net	Gross	Net	Gross	Net
Utica & Marcellus	49.66/60.84	15	5.15	712	437.2	727	442.4
SCOOP	21.41/26.49	119	12.23	531	159.92	650	172.1
Total(1)		143	17.4	1,411	597.1	1,554	614.5
_____________________
(1) We also have override/royalty interests in 177 wells with an average NRI of 0.6%, which are not material to our operations. Totals may not sum due to rounding.

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

	Year Ended December 31,
	2024		2023		2022
	Gross	Net	Gross	Net	Gross	Net
Development:
Productive	21	19.8	24	21.9	25	21.7
Dry	—	—	—	—	—	—
Total	21	19.8	24	21.9	25	21.7
Exploratory:
Productive	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Total	—	—	—	—	—	—
The following table presents activity by operating area for the year ended December 31, 2024:

	Operated				Non-Operated
Field	Drilled		Turned to Sales		Drilled		Turned to Sales
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Utica & Marcellus(1)	18.0	17.4	16.0	15.4	16.0	0.1	8.0	0.1
SCOOP(2)	3.0	2.4	3.0	2.4	18.0	0.2	16.0	0.1
Total	21.0	19.8	19.0	17.8	34.0	0.3	24.0	0.2
_____________________
(1)    Of the 18 gross wells drilled in 2024, 10 were completed as producing wells and eight were in various stages of drilling and completion as of December 31, 2024.
(2)    The three gross wells that were drilled in 2024 were completed as producing wells as of December 31, 2024.

Production, Prices and Production Costs
The following table presents our production volumes, average prices received and average production costs during the periods indicated (sales totals in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Natural gas sales
Natural gas production volumes (MMcf)	354,154	350,306	322,366
Natural gas production volumes (MMcf) per day	968	960	883
Total sales	$714,160	$831,812	$1,998,452
Average price without the impact of derivatives ($/Mcf)	$2.02	$2.37	$6.20
Impact from settled derivatives ($/Mcf)	$0.80	$0.42	$(3.11)
Average price, including settled derivatives ($/Mcf)	$2.82	$2.79	$3.09

Oil and condensate sales
Oil and condensate production volumes (MBbl)	1,459	1,363	1,610
Oil and condensate production volumes (MBbl) per day	4	4	4
Total sales	$101,589	$99,854	$147,444
Average price without the impact of derivatives ($/Bbl)	$69.64	$73.27	$91.58
Impact from settled derivatives ($/Bbl)	$0.11	$(2.53)	$(24.32)
Average price, including settled derivatives ($/Bbl)	$69.75	$70.74	$67.26

NGL sales
NGL production volumes (MBbl)	3,818	4,386	4,483
NGL production volumes (MBbl) per day	10	12	12
Total sales	$112,855	$119,717	$184,963
Average price without the impact of derivatives ($/Bbl)	$29.56	$27.29	$41.26
Impact from settled derivatives ($/Bbl)	$(0.56)	$2.07	$(2.80)
Average price, including settled derivatives ($/Bbl)	$29.00	$29.36	$38.46

Natural gas, oil and condensate and NGL sales
Natural gas equivalents (MMcfe)	385,814	384,802	358,924
Natural gas equivalents (MMcfe) per day	1,054	1,054	983
Total sales	$928,604	$1,051,383	$2,330,859
Average price without the impact of derivatives ($/Mcfe)	$2.41	$2.73	$6.49
Impact from settled derivatives ($/Mcfe)	$0.73	$0.40	$(2.94)
Average price, including settled derivatives ($/Mcfe)	$3.14	$3.13	$3.55

Production Costs:
Average lease operating expenses ($/Mcfe)	$0.18	$0.18	$0.18
Average taxes other than income ($/Mcfe)	0.08	0.09	0.17
Average transportation, gathering, processing and compression ($/Mcfe)	0.91	0.91	1.00
Total lease operating expenses, midstream costs and taxes other than income ($/Mcfe)	$1.17	$1.17	$1.34
Totals may not sum or recalculate due to rounding.

The following table provides a summary of our production, average sales prices and average production costs for oil and gas fields containing 15% or more of our total proved reserves as of December 31, 2024:

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Utica & Marcellus
Net Production
Natural gas (MMcf)	296,548	279,428	246,123
Oil (MBbl)	847	255	244
NGL (MBbl)	1,072	856	885
Total (MMcfe)	308,060	286,095	252,895
Average price without the impact of derivatives:
Natural gas ($/Mcf)	$1.99	$2.34	$6.14
Oil ($/Bbl)	$66.84	$70.18	$90.60
NGL ($/Bbl)	$37.01	$33.63	$48.21
Production Costs:
Average lease operating expenses ($/Mcfe)	$0.16	$0.16	$0.17
Average taxes other than income ($/Mcfe)	0.06	0.05	0.06
Average transportation, gathering, processing and compression ($/Mcfe)	0.93	0.97	1.08
Total lease operating expenses, midstream costs and taxes other than income ($/Mcfe)	$1.15	$1.18	$1.31

SCOOP
Net Production
Natural gas (MMcf)	57,605	70,878	76,242
Oil (MBbl)	612	1,108	1,366
NGL (MBbl)	2,746	3,530	3,598
Total (MMcfe)	77,753	98,707	106,024
Average price without the impact of derivatives:
Natural gas ($/Mcf)	$2.13	$2.53	$6.38
Oil ($/Bbl)	$73.51	$73.98	$91.71
NGL ($/Bbl)	$26.65	$25.76	$39.56
Production Costs:
Average lease operating expenses ($/Mcfe)	$0.28	$0.25	$0.20
Average taxes other than income ($/Mcfe)	0.13	0.17	0.38
Average transportation, gathering, processing and compression ($/Mcfe)	0.83	0.73	0.78
Total lease operating expenses, midstream costs and taxes other than income ($/Mcfe)	$1.24	$1.15	$1.36
Our Investments
Grizzly Oil Sands. We, through our wholly-owned subsidiary Grizzly Holdings Inc., own a 24.5% interest in Grizzly. As of December 31, 2024, Grizzly had approximately 830,000 net acres under lease in the Athabasca, Peace River and Cold Lake oil sands regions of Alberta, Canada. Grizzly's operations have been suspended since 2015. Additionally, Grizzly had no proved reserves as of December 31, 2024. We elected to cease funding capital calls in 2019, and we have no obligation to fund any future projects Grizzly may consider pursuing. Failure to fund capital calls will lead to continued dilution of our equity ownership interest in Grizzly.

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
We have entered into long-term gathering, processing and transportation contracts with various parties that reserve capacity for fixed, determinable quantities of production over specified periods of time. Some contracts require us to make payments for any shortfalls in delivering or transporting minimum volumes under these commitments. In addition, we periodically enter into a variety of oil, natural gas and NGL purchase and sale contracts with third parties for various commercial purposes, including risk mitigation and satisfaction of our firm transportation delivery commitments. These marketing activities often enhance the value of our production by aggregating volumes and allowing improved flexibility in relation to deal structure, size and counterparty exposure whether through intermediary markets or direct end markets. See Note 17 of our consolidated financial statements for further discussion of our commitments.
Major Customers
Our total natural gas, oil and NGL sales, before the effects of hedging, to major customers (purchasers in excess of 10% of total natural gas, oil and NGL sales) for the years ended December 31, 2024, 2023 and 2022 were as follows:

% of Sales
Year Ended December 31, 2024
Vitol Inc.	15%
Year Ended December 31, 2023
Vitol Inc.	12%
Year Ended December 31, 2022
ECO-Energy	20%
Clearwater	11%
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
In recent years, federal, state and local governments have taken steps to reduce emissions of greenhouse gases (“GHG”). We consider the costs of environmental, safety and health protection and compliance to be necessary, manageable parts of our business. We have been able to plan for and comply with environmental, safety and health laws and regulations without materially altering our operating strategy or incurring significant unreimbursed expenditures. However, based on policy and regulatory trends and increasingly stringent laws, our capital expenditures and operating expenses related to compliance with the protection of the environment, safety and health have increased over the years and may continue to increase. We cannot predict with any reasonable degree of certainty our future exposure concerning such matters. See the Risk Factors described in Item 1A. of this report for further discussion of governmental regulation and ongoing regulatory changes, including with respect to environmental matters. We cannot predict with any reasonable degree of certainty our future exposure concerning such matters.

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

We have prepared and have in place spill prevention control and countermeasure plans for each of our principal facilities in response to federal and state requirements. The plans go through a technical review every five years and are updated as necessary. As required by applicable regulations, our facilities are built with secondary containment systems to capture potential releases. We also own additional spill kits with oil booms and absorbent pads that are readily available, if needed. In addition, we have emergency response companies on retainer. These companies specialize in the clean-up of hydrocarbons as a result of spills, blow-outs and natural disasters, and are on call to us 24 hours a day, seven days a week when their services are needed. We pay these companies a retainer plus additional amounts when they provide us with clean up services. Our aggregate payments for the retainer and clean-up services during each of 2024, 2023 and 2022 were immaterial. While these companies have been able to meet our service needs when required from time to time in the past, it is possible that the ability of one or more of them to provide services to us in the future, if and when needed, could be hindered or delayed in the event of a widespread disaster. However, in light of the areas in which we operate and the nature of our production, we believe other companies would be available to us in the event our primary remediation companies are unable to perform.
Human Capital Management
Employees
As of December 31, 2024, we had 235 employees, an increase of approximately 4% from the 226 employees as of December 31, 2023. All of our employees are non-bargaining.
The attraction and retention of qualified employees continues to be one of our highest priorities. We focus on making substantive improvements to key areas that impact our employees. During 2024, we continued making significant investments in our talent management and retention processes, including increasing funds allocated to annual salary increases, short-term incentive payments, long-term incentive equity awards, 401(k) matches for eligible employees, and other enhancements to our benefits offerings. We remain committed to providing fair and competitive compensation programs and adequate development and advancement opportunities to our employees. We believe these practices serve as talent acquisition and retention tools, as our employees' continued engagement and commitment to the Company is critical to our success.
Over the course of 2024, Gulfport continued to develop and revise Company policies, including those intended to implement our Business Code of Conduct and Ethics, which provides a framework for how we interact with our employees, vendors and other stakeholders when conducting our operations. To that end, we provided all of our employees with annual trainings focused on the guidelines, rules, and principles that must be followed when acting on the Company's behalf. We remain committed to maintaining the highest standards of business ethics.
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
As part of our focus on continuous improvement, we monitor and communicate key environmental and safety metrics both internally and externally. Trend analysis guides us to make operational changes and policy updates as necessary to protect our employees, the public and the environment. We establish and carefully track key environmental and safety metrics that are a component of every employee’s incentive compensation opportunity annually.
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
Executive Officers
John Reinhart, President, Chief Executive Officer and Director
On January 18, 2023, the Board of Directors appointed Mr. Reinhart, 56, as President, Chief Executive Officer and Director, effective as of January 24, 2023. Mr. Reinhart joined the Company with over two decades of oil and gas industry leadership experience. Most recently, he served as President, Chief Executive Officer and member of the board of directors of Montage Resources Corporation where he led actions that positioned Montage as an attractive strategic partner with sufficient scale, low debt profile and achievement of top-quartile operational and financial metrics. Mr. Reinhart previously served as President, Chief Executive Officer and member of the board of directors of Blue Ridge Mountain Resources and as Chief Operating Officer at Ascent Resources. He started his oil and gas career at Schlumberger before joining Chesapeake Energy Corporation, where he held operations roles with increasing responsibility. Mr. Reinhart began his career in the United States Army, serving tours in Panama and Iraq. Mr. Reinhart graduated from West Virginia University with a Bachelor of Science degree in Mechanical Engineering.
Michael Hodges, Executive Vice President and Chief Financial Officer
On April 3, 2023, the Board of Directors appointed Mr. Hodges, 46, as Executive Vice President and Chief Financial Officer. Most recently, Mr. Hodges served as Senior Vice President, Finance and Accounting at Leon Capital Group. Prior to joining Leon Capital, he was the Executive Vice President and Chief Financial Officer for Montage Resources Corporation until its merger with Southwestern Energy Company in November 2020. From 2012 until joining Montage Resources in 2018, Mr. Hodges served as the Chief Financial Officer for three upstream energy companies focused on near-term value creation through the acquisition and early-stage development of oil and natural gas resources. Mr. Hodges received his Bachelor of Business Administration in Finance from the University of Oklahoma and a Master of Science in Energy Management from Oklahoma City University and is a Certified Public Accountant in the State of Oklahoma.
Patrick Craine, Executive Vice President and Chief Legal and Administrative Officer
Mr. Craine, 52, has served as Chief Legal and Administrative Officer since June 2021 and joined Gulfport as Executive Vice President, General Counsel and Corporate Secretary in May 2019. Prior to joining the Company, Mr. Craine served as Deputy General Counsel – Chief Risk and Compliance Officer at Chesapeake Energy Corporation. Prior to joining Chesapeake in 2013, Mr. Craine was a partner with Bracewell LLP, a global law firm, where his practice focused on securities and corporate regulatory matters and investigations. Before Mr. Craine entered private practice, he served as a lawyer with the U.S. Securities and Exchange Commission and the Financial Industry Regulatory Authority where he held leadership positions in their Oil and Gas Task Forces. Mr. Craine has over 25 years of extensive senior-level experience handling a broad range of securities, corporate, regulatory, governance, compliance and litigation matters, with particular expertise in the energy industry. Mr. Craine received his Bachelor of Arts degree, summa cum laude, Phi Beta Kappa, from Wabash College, and his Juris Doctorate, cum laude, from the Southern Methodist University Dedman School of Law.

Matthew Rucker, Executive Vice President and Chief Operating Officer
Mr. Rucker, 39, joined Gulfport as the Senior Vice President of Operations in March 2023. On February 24, 2025, Matthew Rucker was promoted to Executive Vice President and Chief Operating Officer. He joined Gulfport from Javelin Energy Partners where he previously served as Vice President of Production Operations starting in August 2022. Mr. Rucker joined Javelin in July 2022 as the Vice President of Business Development. Prior to joining Javelin, Mr. Rucker served as the Executive Vice President, Chief Operating Officer for Montage Resources Corporation following Montage’s successful business combination transaction with Blue Ridge Mountain Resources in June 2020. Prior to Montage, Mr. Rucker served as Vice President, Resource Planning and Development of Blue Ridge from 2016 to 2020. Prior to joining Blue Ridge, Mr. Rucker served as a Production Superintendent for Chesapeake Energy Corporation from January 2014 to October 2016, overseeing Chesapeake’s Utica Shale production. As a member of Chesapeake’s Eastern Division leadership team, Mr. Rucker focused on the safe and efficient optimization of production in the Utica Shale and led an operating team of over 45 employees. During his service at Chesapeake, Mr. Rucker held several engineering positions in the Marcellus and Utica Shale asset teams within reservoir, primarily focused on strategic joint ventures, divestitures, acquisitions and resource development planning. Mr. Rucker received his Bachelor of Science degree in Petroleum Engineering from Marietta College and a Master of Business Administration in Energy from Texas Christian University. He serves on the Marietta College Industry Advisory Council and is a member of the Society of Petroleum Engineers.
Michael Sluiter, Senior Vice President of Reservoir Engineering
Mr. Sluiter, 52, joined Gulfport as the Senior Vice President of Reservoir Engineering in December 2018 from Noble Energy, Inc., where he most recently served as the Permian Basin Business Unit Manager. Prior to that role, he spent over 17 years developing his skills and expertise in unconventional resource development, reservoir engineering, subsurface development, business development/M&A, and leadership at Noble Energy, Santos Australia and Santos USA. Mr. Sluiter began his career as a wireline field services engineer for Schlumberger in Thailand. Mr. Sluiter is a graduate of the University of Sydney, Australia, with a Bachelor of Science degree in Chemical Engineering.
Lester Zitkus, Senior Vice President of Land
Mr. Zitkus, 59, has served as Senior Vice President of Land since January 2017 and joined the Company as Vice President of Land in March 2014. Prior to joining the Company, Mr. Zitkus served as an independent consultant from October 2013 to March 2014 and as Vice President of Land for Chesapeake Energy Corporation from May 2007 to October 2013. During his 20-year tenure with Equitable Resources Inc. (now EQT Corp.), he held various positions, including Vice President of Operations and Senior Vice President of Land, between 1987 and 2007. He holds a degree in Mineral Land Management from the University of Evansville. Mr. Zitkus is a member of the American Association of Professional Landmen and Past Regional Director of the Independent Petroleum Association of America.
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
Our revenues, cash flows, profitability, future rate of growth, production and the carrying value of our oil and natural gas properties depend significantly upon the prevailing prices for natural gas and, to a lesser extent, oil and NGL. We incur substantial expenditures to replace reserves, sustain production and fund our business plans. Low natural gas, oil and NGL prices can negatively affect the amount of cash available for capital expenditures, debt service and debt repayment and our ability to borrow money or raise additional capital and, as a result, could have a material adverse effect on our financial condition, results of operations, cash flows and reserves. In addition, periods of low natural gas, oil and NGL prices may result in ceiling test write-downs of our oil and natural gas properties.
Historically, the markets for natural gas, oil and NGL have been volatile, and they are likely to continue to be volatile. For example, during 2023, WTI prices ranged from $66.61 to $93.67 per barrel and the Henry Hub spot market price of natural gas ranged from $1.74 to $3.78 per MMBtu. During 2024, WTI prices ranged from $66.73 to $87.69 per barrel and the Henry Hub spot market price of natural gas ranged from $1.21 to $13.20 per MMBtu.
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
•technological advances and changing consumer attitudes affecting energy consumption;
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
•the price and level of foreign imports and exports, including as a result of U.S. trade policy;
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

These factors and the volatility of the energy markets make it extremely difficult to predict future natural gas, oil and NGL price movements with any certainty. Even with natural gas, oil and NGL derivatives currently in place to mitigate price risks associated with a portion of our 2025 cash flows, we have substantial exposure to natural gas prices, and to a lesser extent, oil and NGL prices, in 2025 and beyond. In addition, a prolonged extension of lower prices could reduce the quantities of reserves that we may economically produce. This may result in our having to make substantial downward adjustments to our estimated proved reserves. If this occurs or if our production estimates change or our exploration or development activities are curtailed, full cost accounting rules may require us to write-down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties.
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
Our earnings are exposed to interest rate risk associated with borrowings under our Credit Facility, which is structured under floating rate terms. As such, our interest expense is sensitive to fluctuations in the SOFR benchmark. For the year ended December 31, 2024, amounts borrowed under our Credit Facility bore interest at the weighted average rate of 8.23%. A 1% increase in the average interest rate would increase our interest expense by approximately $0.4 million based on outstanding borrowings under our Credit Facility at December 31, 2024. An increase in our interest rate at the time we have variable interest rate borrowings outstanding under our Credit Facility will increase our costs, which may have a material adverse effect on our results of operations and financial condition. As of December 31, 2024, we did not hedge our interest rate risk.

Our debt and other financial commitments may limit our financial and operating flexibility.
Our total principal debt was approximately $713.7 million at December 31, 2024. We also had various commitments for leases, drilling contracts, derivative contracts, firm transportation, and purchase obligations for services, products and properties. Our financial commitments could have important consequences to our business, including, but not limited to, limiting our ability to fund future working capital and capital expenditures, to engage in future acquisitions or development activities, to pay dividends, to repurchase shares of our common stock, or to otherwise realize the value of our assets and opportunities fully because of the need to dedicate a substantial portion of our cash flows from operations to make payments on our debt or to comply with restrictive terms of our debt. Higher levels of debt may make us more vulnerable to general adverse economic and industry conditions. Additionally, the agreement governing our credit facility and the indentures governing our senior notes contain a number of covenants that impose constraints on us, including requirements to comply with certain financial covenants and restrictions on our ability to dispose of assets, make certain investments, incur liens and additional debt, and engage in consolidations, mergers and acquisitions. If commodity prices decline and we reduce our level of capital spending and production declines or we incur additional impairment expense or the value of our proved reserves declines, we may not be able to incur additional indebtedness, may need to repay outstanding indebtedness and may not be in compliance with the financial covenants in our debt instruments in the future. Refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K and Note 4 of our consolidated financial statements for more information regarding the financial covenants and our Credit Facility.
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
Historically, we have financed capital expenditures primarily with cash flow from operations and borrowings under our revolving credit facility. Our cash flow from operations and access to capital are subject to a number of variables, including:
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
Under the full cost method of accounting for oil and gas properties, we are required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling. If the net book value reduced by the related net deferred income tax liability exceeds the ceiling, an impairment or non-cash write-down is required. A ceiling test impairment can result in a significant loss for a particular period. Once incurred, a write-down of oil and natural gas properties is not reversible at a later date, even if oil or gas prices increase. Future non-cash asset impairments could negatively affect our results of operations.
A change of control could limit our use of net operating losses to reduce future taxable income.
As of December 31, 2024, we had a net operating loss, or NOL, carryforward of approximately $1.6 billion for federal income tax purposes. If we were to experience an “ownership change,” as determined under IRC Section 382, our ability to offset taxable income arising after the ownership change with NOLs generated prior to the ownership change would be limited, possibly substantially. In general, an ownership change would establish an annual limitation on the amount of our pre-change NOLs we could utilize to offset our taxable income in any future taxable year to an amount generally equal to the value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt rate for the month in which such ownership change occurs. In general, an ownership change will occur if there is a cumulative increase in our ownership of more than 50 percentage points by one or more “5% shareholders” (as defined in the Code) at any time during a rolling three-year period.
Industry, Business and Operational Risks
The oil and gas development, exploration and production industry is very competitive, and some of our competitors have greater financial and other resources than we do.
We face competition in every aspect of our business, including buying and selling reserves and leases, obtaining goods and services needed to operate our business and marketing natural gas, oil or NGL. Competitors include multinational oil companies, independent production companies and individual producers and operators. Some of our competitors have greater financial and other resources than we do and may have greater access to the capital and credit markets. Many of these companies not only explore for and produce oil and natural gas but also carry on midstream and refining operations and market petroleum and other products on a regional, national or worldwide basis. As a result, these competitors may be able to address these competitive factors more effectively or weather industry downturns more easily than we can. We also face indirect competition from alternative energy sources, including wind, solar and electric power.
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
As of December 31, 2024, approximately 47% of our total estimated proved reserves were PUDs and may not be ultimately developed or produced. Recovery of PUDs requires significant capital expenditures and successful drilling operations. The reserve data included in the reserve reports of our independent petroleum engineers assume that substantial capital expenditures are required to develop such reserves. Estimated development costs may not equal our actual costs, development may not occur as scheduled and results may not be as estimated. Delays in the development of our reserves, further decreases in commodity prices or increases in costs to drill and develop such reserves will reduce the future net revenues of our estimated proved undeveloped reserves and may result in some projects becoming uneconomical. If we choose not to develop our PUDs, or if we are not otherwise able to successfully develop them, we will be required to remove them from our reported proved reserves. In addition, under the SEC's reserve reporting rules, because PUDs generally may be booked only if they relate to wells scheduled to be drilled within five years of the date of booking, we may be required to remove any PUDs that are not developed within this five-year time frame.
You should not assume that the present values included in this report represent the current market value of our estimated reserves. In accordance with SEC requirements, the estimates of our present values are based on prices and costs as of the date of the estimates. The price on the date of estimate is calculated as the average natural gas and oil price during the 12 months ending in the current reporting period, determined as the unweighted arithmetic average of prices on the first day of each month within the 12-month period. The December 31, 2024 present value is based on a $2.13 per MMBtu of gas price and a $76.32 per Bbl of oil price, before considering basis differential adjustments. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of an estimate.
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
We acquire unproven properties that we believe will enhance our growth potential and increase our earnings over time. However, we cannot assure you that all prospects will be economically viable or that we will not abandon our initial investments. Additionally, there can be no assurance that undeveloped properties acquired by us will be profitably developed, that new wells drilled by us in prospects that we pursue will be productive, or that we will recover all or any portion of our investment in such undeveloped properties or wells.
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
Leases on oil and natural gas properties typically have a term of three to five years, after which they expire unless, prior to expiration, a well is drilled and production of hydrocarbons in paying quantities is established. In addition, many of our oil and natural gas leases require us to drill wells that are commercially productive, and if we are unsuccessful in drilling such wells, we could lose our rights under such leases. Although approximately 86% of our Utica/Marcellus acreage is held by existing production, the remaining acreage is subject to expiration. Of the remaining 14% of our Utica/Marcellus acreage not held by production, approximately 7% will be subject to expiration in 2025, 12% in 2026, 9% in 2027 and approximately 72% thereafter, although a portion of our Utica/Marcellus leases generally grant us the right to extend these leases for an additional three or five-year period. Approximately 99% of our SCOOP acreage is held by existing production; the remaining acreage is subject to expiration. Although we seek to actively manage our undeveloped properties, our drilling plans for these areas are subject to change based upon various factors, including drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints and regulatory approvals. Low commodity prices may cause us to delay our drilling plans and, as a result, lose our right to develop the related properties. The cost to renew expiring leases may increase significantly, and we may not be able to renew such leases on commercially reasonable terms or at all. If we are unable to fund renewals of expiring leases, we could lose portions of our acreage and our actual drilling activities may differ materially from our current expectations, which could adversely affect our business.
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
We utilize multi-well pad drilling where practical. For example, in the Utica/Marcellus we drill multiple wells from a single pad. Wells drilled on a pad are not turned to sales until all wells on the pad are drilled and cased and the drilling rig is moved from the location. In addition, existing wells that offset newly drilled wells may be temporarily shut in during the drilling and completion process. As a result, multi-well pad drilling delays the completion of wells and the commencement of production from new wells and may negatively affect the production from existing offset wells, all of which may cause volatility in our operating results from period to period. Finally, delays in completion of wells may impact planned conversion of PUD reserves to PDP reserves.
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
The largest purchaser of our oil and natural gas during the year ended December 31, 2024, accounted for approximately 15% of our total natural gas, oil and NGL revenues. If this purchaser or one or more other significant purchasers, are unable to satisfy its contractual obligations, we may be unable to sell such production to other customers on terms we consider acceptable. Further, the inability of one or more of our customers to pay amounts owed to us could adversely affect our business, financial condition, results of operations and cash flows.
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
We have contracts with some of our third-party service providers for gathering, processing and transportation services with minimum volume delivery commitments under which we are obligated to pay certain fees on minimum volumes regardless of actual volume throughput. As of December 31, 2024, our aggregate long-term contractual obligation under these agreements was approximately $1.1 billion. These fees could be significant and may have a material adverse effect on our results of operations.
A deterioration in general economic, business or industry conditions would have a material adverse effect on our results of operations, liquidity and financial condition.
Concerns over global economic conditions, tariffs, energy costs, geopolitical issues, inflation, the availability and cost of credit and the European, Asian and the United States financial markets have contributed to economic volatility and diminished expectations for the global economy. Historically, concerns about global economic growth have had a significant impact on global financial markets and commodity prices. If the economic climate in the United States or abroad deteriorates, worldwide demand for petroleum products could diminish, which could impact the price at which we can sell our production, affect the ability of our vendors, suppliers and customers to continue operations and materially adversely impact our results of operations, liquidity and financial condition.
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
Our business has become increasingly dependent on digital technologies to conduct certain exploration, development and production activities. We depend on digital technology to estimate quantities of oil, natural gas and NGL reserves, process and record financial and operating data, analyze seismic and drilling information, and communicate with our customers, employees and third-party partners. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cyber security threats. Our technologies, systems, networks, and those of our vendors, suppliers and other business partners, have been and may become the target of cyberattacks or information security breaches that could result in the unauthorized access to our seismic data, reserves information, customer or employee data or other proprietary or commercially sensitive information could lead to data corruption, communication interruption, or other disruptions in our exploration or production operations or planned business transactions, any of which could have a material adverse impact on our results of operations. If our information technology systems cease to function properly or our cybersecurity is breached, we could suffer disruptions to our normal operations, which may include drilling, completion, production and corporate functions. A cyberattack involving our information systems and related infrastructure, or that of our business associates, could result in supply chain disruptions that delay or prevent the transportation and marketing of our production, non-compliance leading to regulatory fines or penalties, loss or disclosure of, or damage to, our or any of our customer’s, supplier’s or royalty owners’ data or confidential information that could harm our business by damaging our reputation, subjecting us to potential financial or legal liability, and requiring us to incur significant costs, including costs to repair or restore our systems and data or to take other remedial steps.
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
Our operations are subject to extensive federal, state, tribal, local and other laws, rules and regulations, including with respect to environmental matters, worker health and safety, wildlife conservation, the gathering and transportation of oil, gas and NGL, conservation policies, reporting obligations, royalty payments, unclaimed property and the imposition of taxes. Such regulations include requirements for permits to drill and to conduct other operations and for provision of financial assurances (such as bonds) covering drilling, completion and well operations. If permits are not issued, or if unfavorable restrictions or conditions are imposed on our drilling or completion activities, we may not be able to conduct our operations as planned. For example, in March 2024, the United States Environmental Protection Agency (USEPA), issued its final methane rules to reduce methane emissions from both new and existing oil and natural gas facilities and the Inflation Reduction Act of 2022 (“IRA 2022”) established the Methane Emissions Reduction Program, which imposes a charge on methane emissions from the same facilities, the rule for which was finalized in November 2024. Further, the Bureau for Land Management (BLM) issued a final Methane Waste Prevention Rule on April 10, 2024. The rule adds additional requirements for operators on federal and Indian leases and includes new air quality requirements along with waste prevention provisions. Constrained supply chain for environmental control devices along with the significant estimated costs of compliance with these new and proposed rules could have a material impact on our operations. We may be required to make large, sometimes unexpected, expenditures to comply with applicable governmental laws, rules, regulations, permits or orders.
In addition, changes in public policy have affected, and in the future could further affect, our operations. Regulatory changes could, among other things, restrict production levels, impose price controls, alter environmental protection requirements and increase taxes, royalties and other amounts payable to the government. Our operating and compliance costs could increase further if existing laws and regulations are revised or reinterpreted or if new laws and regulations become applicable to our operations. We do not expect that any of these laws and regulations will affect our operations materially differently than they would affect other companies with similar operations, size and financial strength. Although we are unable to predict changes to existing laws and regulations, such changes could significantly impact our profitability, financial condition and liquidity. As is discussed below this is particularly true of changes related to pipeline safety, seismic activity, hydraulic fracturing, climate change and endangered species designations. As of January 2025, however, the Trump Administration issued a series of executive orders that signal a shift in the United States' energy polices, including directing federal agencies to identify and exercise emergency authorities to facilitate conventional energy production, transportation, and refining, and call for the use of emergency regulations to expedite energy infrastructure projects, promote energy exploration and production on federal lands and waters, and mandate a review of existing regulations that may burden domestic energy development.
Pipeline Safety. The pipeline assets owned by our midstream service providers are subject to stringent and complex regulations related to pipeline safety and integrity management. The Pipeline and Hazardous Materials Safety Administration (PHMSA) has established a series of rules that require pipeline operators to develop and implement integrity management programs for gas, NGL and condensate transmission pipelines as well as certain low stress pipelines and gathering lines transporting hazardous liquids, such as oil, that, in the event of a failure, could affect “high consequence areas”. Recent PHMSA rules have also extended certain requirements for integrity assessments and leak detections beyond high consequence areas. Further, legislation funding PHMSA through 2023 requires the agency to engage in additional rulemaking to amend the integrity management program, emergency response plan, operation and maintenance manual, and pressure control recordkeeping requirements for gas distribution operators; to create new leak detection and repair program obligations; and to set new minimum federal safety standards for onshore gas gathering lines. At this time, we cannot predict the cost of these requirements or other potential new or amended regulations, but they could be significant, and any such costs incurred by our midstream service providers could result in increased midstream gathering and processing expenses for us. Moreover, violations of pipeline safety regulations by our midstream service providers could result in the imposition of significant penalties which may impact the cost or availability of pipeline capacity necessary for our operations.
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
Climate Change. Continuing political and social attention to the issue of climate change has resulted in legislative, regulatory and other initiatives to reduce greenhouse gas emissions, such as carbon dioxide and methane, and incentivizing energy conservation or the use of alternative energy sources. Policy makers at both the federal and state levels have introduced legislation and proposed new regulations designed to quantify and limit the emission of greenhouse gases through inventories, limitations or taxes on greenhouse gas emissions and encourage consumers to the alternative energy sources. The IRA 2022, both imposes new climate related requirements on oil and gas operations and appropriates significant federal funding for renewable energy initiatives. Also, for the first time ever, the law imposes a fee on GHG emissions from certain facilities. The emissions fee and funding provisions of the IRA 2022 could increase our operating costs and accelerate the transition away from fossil fuels, which could in turn adversely affect our business, results of operations and financial position. On January 26, 2024, the Biden Administration paused approvals for pending and future applications to export liquified natural gas (LNG) on non-FTA countries. On January 20, 2025, President Trump issued an executive order reversing the pause implemented by the Biden Administration, resuming the processing of export permit applications for new LNG projects. Additionally, in January 2025 President Trump signed executive orders that, among other things, direct federal executive departments and agencies to initiate a regulatory freeze for certain rules that have not taken effect, pending review by the newly appointed agency head, and call upon the USEPA to submit a report on the continuing applicability of its endangerment finding for GHGs under the Clean Air Act and issue guidance on the “social cost of carbon” to consider whether such metric should be eliminated, and pause the disbursement of funds appropriated through the IRA 2022. The impact on these federal actions remain unclear.
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
State and federal regulatory agencies have focused on a possible connection between hydraulic fracturing related activities, particularly the underground injection of wastewater into disposal wells, and the increased occurrence of seismic activity, and regulatory agencies at all levels are continuing to study the possible linkage between oil and gas activity and induced seismicity. In addition, a number of lawsuits have been filed in some states, including in Oklahoma, alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. In response to these concerns, regulators in some states are seeking to impose additional requirements, including requirements regarding the permitting of produced water disposal wells or otherwise to assess the relationship between seismicity and the use of such wells.

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
In recent years, increasing attention has been given to corporate activities related to ESG matters in public discourse and the investment community. A number of advocacy groups, both domestically and internationally, have campaigned for governmental and private action to promote change at public companies related to ESG matters, including through the investment and voting practices of investment advisers, public pension funds, activist investors, universities and other members of the investing community. These activities include increasing attention and demands for action related to climate change, advocating for changes to companies’ boards of directors, and promoting the use of energy saving building materials. On January 20, 2025, however, President Trump signed an executive order to withdraw the United States from the Paris Agreement, marking a significant shift in U.S. federal climate policy. Pursuant to the terms of the Paris Agreement, the withdrawal will take effect on January 27, 2026. State and local GHG initiatives may continue despite the U.S. withdrawal from the Paris Agreement. A potential global transition to a low carbon economy may result in reduced demand for our oil, natural gas and NGL, reduced profits, increased investigations and litigation, each of which could have negative impacts on our access to capital markets.
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
The market price of our common stock could be subject to wide fluctuations in response to, and the level of trading that develops with our common stock may be affected by, numerous factors, many of which are beyond our control. These factors include, among other things, future sales of additional stock and changes in our capital structure, compliance with governmental regulations and taxation laws, actual or anticipated variations in our operating results and cash flow, allocation of free cash flow including any determination by our board of directors regarding repurchasing stock, the nature and content of our earnings releases, announcements or events that impact our products, customers, competitors or markets, business conditions in our markets and the general state of the securities markets and the market for energy-related stocks, as well as general economic and market conditions and other factors that may affect our future results, including those described in this Part I, Item 1A. of this Annual Report on Form 10-K.
Future sales or the availability for sale of substantial amounts of our common stock, or the perception that these sales may occur, could adversely affect the trading price of our common stock and could impair our ability to raise capital through future sales of equity securities.
A significant percentage of our common stock is held by a single investor. In connection with our emergence from bankruptcy protection in 2021, we entered into the Registration Rights Agreement pursuant to which we have agreed to file a registration statement with the SEC to facilitate potential future sales of our common stock by such investors. Sales of a substantial number of shares of our common stock in the public markets, or even the perception that these sales might occur (such as upon the filing of the aforementioned registration statement), could impair our ability to raise capital through a future sale of, or pay for acquisitions using, our equity securities.
We cannot predict the effect that future sales of our common stock will have on the price at which the common stock trades. Sales of substantial amounts of our common stock, or the perception that such sales could occur, may adversely affect the trading price of our common stock.

Certain of our stockholders own a significant portion of our outstanding equity securities and their interests may not always coincide with the interests of other holders of the common stock.
A large percentage of our equity is held by a relatively small number of investors. As a result, these investors could have significant influence over all matters presented to our stockholders for approval, including election and removal of our directors, change in control transactions and the outcome of all actions requiring majority stockholder approval.
The interests of these investors may not always coincide with the interests of the other holders of the common stock, and the concentration of control in these investors may limit other stockholders' ability to influence corporate matters. The concentration of ownership and voting power of these investors may also delay, defer or even prevent an acquisition by a third party or other change of control transactions of our Company. This may make some transactions more difficult or impossible without their support, even if such events are in the best interests of our other stockholders. In addition, the concentration of voting power may adversely affect the trading price and liquidity of the common stock.
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
We utilize a defense-in-depth approach, layering security starting with cloud-based tools through our perimeter all the way to the client and server end points with End Point Detection and Response solutions. We continue to invest and align advances in technology to strengthen our security posture. This year we implemented tools that provide additional visibility into lateral movement, enhancements for multifactor authentication, and patching of servers. Cyber risks and incidents are categorized by severity, evaluated for materiality, responded to based on defined incident response playbooks and then remediated accordingly. We perform organized tabletop exercises to test these practices and identify areas where opportunities for improvement can occur.
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
Risks from Cybersecurity Incidents
As of December 31, 2024, and for the past five years, we have identified no security incidents or breaches that are material, or likely to be material, to our business strategy, results or financial condition.
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
The information with respect to this Item 3. Legal Proceedings is set forth in Note 18 of our consolidated financial statements.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Shares of our common stock are listed on the NYSE under the symbol “GPOR”. See Note 6 of our consolidated financial statements for further discussion of our common stock.
Shareholders
At the close of business on February 12, 2025, there were approximately 20,947 holders of record of our common stock.
Dividends
During the years ended December 31, 2024, 2023 and 2022, the Company has not paid dividends on our common stock. The declaration and payment of any future common stock dividend will be at the full discretion of the Board of Directors and will depend on our financial results, cash requirements, future prospects and other factors deemed relevant by our Board. Our Credit Facility also requires us to meet certain financial covenants at the time dividend payments are made.
During the years ended December 31, 2024, 2023 and 2022, the Company paid $4.2 million, $4.8 million and $5.4 million, respectively, of cash dividends to holders of our preferred stock.
Issuer Purchases of Equity Securities
In November 2021, the Company's Board of Directors approved the Repurchase Program to acquire up to $100 million of common stock, which has subsequently been increased up to $1.0 billion and extended through December 31, 2025. Purchases under the Repurchase Program may be made from time to time in open market or privately negotiated transactions, and will be subject to available liquidity, market conditions, credit agreement restrictions, applicable legal requirements, contractual obligations and other factors. The Repurchase Program does not require the Company to acquire any specific number of shares of common stock. The Company intends to purchase shares under the Repurchase Program with available funds while maintaining sufficient liquidity to fund its capital development program. The Repurchase Program may be suspended from time to time, modified, extended or discontinued by the Board of Directors at any time. As of December 31, 2024, the Company had repurchased 5.6 million shares for $584.1 million at a weighted average price of $104.88 per share.
The following table provides a summary of our common stock repurchase activity for the three months ended December 31, 2024:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Approximate maximum dollar value of shares that may yet be purchased under the plans or programs
October 1 - October 31	115,448	$146.66	115,403	$129,071,000
November 1 - November 30	221,208	$169.14	221,208	$441,657,000
December 1 - December 31	154,569	$166.82	154,557	$415,874,000
Total	491,225	$163.13	491,168
_____________________
(1)    We repurchased and canceled 45 and 12 shares of our common stock at a weighted average price of $143.69 and $174.48 to satisfy tax withholding requirements incurred upon the vesting of restricted stock unit awards during October and December 2024, respectively.
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
The performance graph below illustrates changes over the period of May 19, 2021, through December 31, 2024, in cumulative total stockholder return on the common stock as measured against the cumulative total return of the S&P 500 Index and the S&P Oil & Gas Exploration and Production Index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends for the index securities) from May 19, 2021, to December 31, 2024.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis represents management’s perspective of our business, financial condition and overall performance. This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future and should be read in conjunction with “Item 8. Financial Statements and Supplementary Data” of this report. The following information updates the discussion of Gulfport's financial condition provided in its 2023 Annual Report on Form 10-K filing and compares the results of operations for the year ended December 31, 2024 to the year ended December 31, 2023. Discussions of our results from 2022 to 2023 that are not included in this Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2023.

Overview
Gulfport is an independent natural gas-weighted exploration and production company with assets primarily located in the Appalachia and Anadarko basins. Our principal properties are located in eastern Ohio targeting the Utica and Marcellus and in central Oklahoma targeting the SCOOP Woodford and Springer formations. Our strategy is to develop our assets in a safe, environmentally responsible manner, while generating sustainable cash flow, improving margins and operating efficiencies and returning capital to shareholders. To accomplish these goals, we generally allocate capital to projects we believe offer the highest rate of return and we deploy leading drilling and completion techniques and technologies in our development efforts.
Recent Developments
Long-Term Debt and Credit Facility
In September 2024, Gulfport Operating purchased approximately 95%, or $524.3 million of the 2026 Senior Notes in a tender offer using the net proceeds received from the issuance of $650 million of its 2029 Senior Notes. The net impact of these transactions resulted in the Company extending the maturity of substantially all of the senior notes from 2026 to 2029.
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
Stock Repurchase Program
On November 4, 2024, the Company's Board of Directors approved an increase to the authorized Repurchase Program from $650.0 million to $1.0 billion and extended the authorization through December 31, 2025. During the year ended December 31, 2024, the Company repurchased 1.2 million shares for $184.5 million at a weighted average price of $153.35 per share. As of December 31, 2024, the Company repurchased 5.6 million shares for $584.1 million at a weighted average price of $104.88 per share since the inception of the Repurchase Program.

2024 Operational and Financial Highlights
During 2024, we had the following notable achievements:
•Reported total net production of 1,054 MMcfe per day.
•Generated $650.0 million of operating cash flows.
•Turned to sales 19 gross operated (17.8 net) wells.
•Expanded common share repurchase program to $1.0 billion and returned $184.5 million to shareholders through the repurchase of 1.2 million shares at a weighted average price of $153.35 per share.
•Extended the maturity of substantially all long-term senior notes from 2026 to 2029.
•Extended the maturity of the Credit Facility to 2028 and increased the available commitments under the Credit Facility by $100 million.
•Exited the year with total liquidity of $899.7 million.
•Achieved MIQ certification for all Appalachian assets for the second consecutive year.
•Reported year-end estimated net proved reserves of 4.0 Tcfe.
Business and Industry Outlook
The Company's primary focus going into 2025 is its continued attention on reducing cycle times and operating costs to improve margins and ultimately support our expected free cash flow generation. We are committed to an emphasis on sustainability and we will continue to prioritize safety, environmental stewardship, and maintaining strong relationships with the communities in which we operate. Throughout the year, we plan to maintain capital discipline, prioritizing free cash flow generation and preserving our strong financial position, while returning capital to shareholders and increasing our resource depth through incremental leasehold opportunities.
In 2024, natural gas prices continued to be volatile as spot prices ranged from $1.21 to $13.20 per MMBtu. Henry Hub averaged $2.19 per MMBtu in 2024 vs $2.53 per MMBtu in 2023. As we look into 2025, we expect continued volatility in natural gas prices. To mitigate our exposure to commodity market volatility and to help provide a level of certainty around our financial strength, we have entered into a combination of natural gas swaps and collars, representing approximately 46% of our expected 2025 production, at an average floor price of $3.59 per Mcf.
Our 2025 capital expenditure program is expected to be in a range of $370 million to $395 million.

Results of Operations
Comparison of the Year Ended December 31, 2024 and 2023
We reported net loss of $261.4 million for the year ended December 31, 2024, compared to a net income of $1.5 billion for the year ended December 31, 2023. The material changes that led to the decrease in net loss are further discussed by category on the following pages. Some totals and changes throughout the below section may not sum or recalculate due to rounding.
Natural Gas, Oil and Condensate and NGL Production and Pricing (sales totals in thousands)

	Year Ended December 31, 2024	Year Ended December 31, 2023
Natural gas (MMcf/day)
Utica & Marcellus production volumes	810	766
SCOOP production volumes	157	194
Total production volumes	968	960
Total sales	$714,160	$831,812
Average price without the impact of derivatives ($/Mcf)	$2.02	$2.37
Impact from settled derivatives ($/Mcf)	$0.80	$0.42
Average price, including settled derivatives ($/Mcf)	$2.82	$2.79

Oil and condensate (MBbl/day)
Utica & Marcellus production volumes	2	1
SCOOP production volumes	2	3
Total production volumes	4	4
Total sales	$101,589	$99,854
Average price without the impact of derivatives ($/Bbl)	$69.64	$73.27
Impact from settled derivatives ($/Bbl)	$0.11	$(2.53)
Average price, including settled derivatives ($/Bbl)	$69.75	$70.74

NGL (MBbl/day)
Utica & Marcellus production volumes	3	2
SCOOP production volumes	8	10
Total production volumes	10	12
Total sales	$112,855	$119,717
Average price without the impact of derivatives ($/Bbl)	$29.56	$27.29
Impact from settled derivatives ($/Bbl)	$(0.56)	$2.07
Average price, including settled derivatives ($/Bbl)	$29.00	$29.36

Total (MMcfe/day)
Utica & Marcellus production volumes	842	784
SCOOP production volumes	212	270
Total production volumes	1,054	1,054
Total sales	$928,604	$1,051,383
Average price without the impact of derivatives ($/Mcfe)	$2.41	$2.73
Impact from settled derivatives ($/Mcfe)	$0.73	$0.40
Average price, including settled derivatives ($/Mcfe)	$3.14	$3.13

	Year Ended December 31, 2024	Year Ended December 31, 2023	% Change
Natural gas	$714,160	$831,812	(14)%
Oil and condensate	101,589	99,854	2%
NGL	112,855	119,717	(6)%
Total natural gas, oil and condensate and NGL sales	$928,604	$1,051,383	(12)%
The decrease in natural gas sales without the impact of derivatives when comparing the year ended December 31, 2024, to the year ended December 31, 2023, was primarily due to a 15% decrease in realized natural gas prices, partially offset by a 1% increase in sales volumes. The realized price change was primarily driven by the decrease in the average Henry Hub gas index from $2.74 per Mcf in the year ended December 31, 2023, to $2.27 per Mcf during the year ended December 31, 2024. The 1% increase in natural gas production was primarily due to our 2023 and 2024 development programs in the Utica/Marcellus partially offset by natural declines and limited activity in the SCOOP.
The increase in oil and condensate sales without the impact of derivatives when comparing the year ended December 31, 2024, to the year ended December 31, 2023, was due to a 7% increase in sales volumes, partially offset by a 5% decrease in realized oil prices. The 7% increase in oil and condensate production was primarily due to commencement of sales on new wells targeting the Utica liquids window. The realized price change was primarily driven by the decrease in the average WTI crude index from $77.62 per barrel in the year ended December 31, 2023, to $75.72 per barrel during the year ended December 31, 2024.
The decrease in NGL sales without the impact of derivatives when comparing the year ended December 31, 2024, to the year ended December 31, 2023, was due to a 13% decrease in NGL sales volumes, partially offset by an 8% increase in realized prices. The 13% decrease in NGL production was primarily due to natural declines and limited 2023 development in the SCOOP. The realized price change was primarily driven by the increase in the average Mont Belvieu NGL index from $30.07 per barrel in the year ended December 31, 2023, to $32.73 per barrel during the year ended December 31, 2024.

Natural Gas, Oil and NGL Derivatives (in thousands)
The total natural gas, oil and NGL volumes hedged for the year ended December 31, 2024 and 2023, represented approximately 80% and 95%, respectively, of our total sales volumes for the applicable year.

	Year Ended December 31, 2024	Year Ended December 31, 2023
Natural gas derivatives - fair value (losses) gains	$(251,019)	$584,563
Natural gas derivatives - settlement gains	284,626	146,381
Total gains on natural gas derivatives	33,607	730,944

Oil and condensate derivatives - fair value gains	2,351	5,971
Oil and condensate derivatives - settlement gains (losses)	166	(3,272)
Total gains on oil and condensate derivatives	2,517	2,699

NGL derivatives - fair value losses	(4,442)	(2,414)
NGL derivatives - settlement (losses) gains	(2,155)	9,090
Total (losses) gains on NGL derivatives	(6,597)	6,676

Total gains on natural gas, oil and NGL derivatives	$29,527	$740,319
We recognize fair value changes on our natural gas, oil and NGL derivative instruments in each reporting period. The changes in fair value resulted from new positions and settlements that occurred during each period, as well as the relationship between contract prices and the associated forward curves. The significant change in the total gain for the year ended December 31, 2024 compared to the year ended December 31, 2023, was primarily the result of changes in futures pricing for oil, natural gas, and NGLs during each period. The fair value losses of our hedging program totaled $253.1 million for the year ended December 31, 2024 compared to gains of $588.1 million for the year ended December 31, 2023. Settlement gains (losses) in the table above represent realized cash gains or losses to the instruments described in Note 12 of our consolidated financial statements. Our hedging program generated cash receipts of $282.6 million for the year ended December 31, 2024, compared to cash receipts of $152.2 million for the year ended December 31, 2023.
Lease Operating Expenses (in thousands, except per unit)

	Year Ended December 31, 2024	Year Ended December 31, 2023	% Change
Lease operating expenses
Utica & Marcellus	$48,321	$44,394	9%
SCOOP	21,791	24,254	(10)%
Total lease operating expenses	$70,112	$68,648	2%

Lease operating expenses per Mcfe
Utica & Marcellus	$0.16	$0.16	—%
SCOOP	0.28	0.25	12%
Total lease operating expenses per Mcfe	$0.18	$0.18	—%
The increase in total LOE for the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily the result of increased production in Utica/Marcellus as described above.

Taxes Other Than Income (in thousands, except per unit)

	Year Ended December 31, 2024	Year Ended December 31, 2023	% Change
Production taxes	$19,385	$25,564	(24)%
Property taxes	8,174	6,160	33%
Other	2,178	1,993	9%
Total taxes other than income	$29,737	$33,717	(12)%
Total taxes other than income per Mcfe	$0.08	$0.09	(11)%
The decrease in total and per unit taxes other than income for the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily related to a decrease in production taxes resulting from the decrease in our natural gas, oil and NGL revenues excluding the impact of hedges discussed above.
Transportation, Gathering, Processing and Compression (in thousands, except per unit)

	Year Ended December 31, 2024	Year Ended December 31, 2023	% Change
Transportation, gathering, processing and compression	$351,237	$348,631	1%
Transportation, gathering, processing and compression per Mcfe	$0.91	$0.91	—%
Transportation, gathering, processing and compression for the year ended December 31, 2024, compared to the year ended December 31, 2023, increased in total primarily as a result of our small increase in production.
Depreciation, Depletion and Amortization (in thousands, except per unit)

	Year Ended December 31, 2024	Year Ended December 31, 2023	% Change
Depreciation, depletion and amortization of oil and gas properties	$324,078	$318,473	2%
Depreciation, depletion and amortization of other property and equipment	1,645	1,242	32%
Total depreciation, depletion and amortization	$325,723	$319,715	2%
Total depreciation, depletion and amortization per Mcfe	$0.84	$0.83	1%
Depreciation, depletion and amortization of our oil and gas properties for the year ended December 31, 2024, compared to the year ended December 31, 2023, increased 2% primarily the result of our drilling and development activities during 2023 and 2024.
Impairment of Oil and Natural Gas Properties
At September 30, 2024, the net book value of our oil and gas properties exceeded the calculated ceiling. As a result, we recorded a non-cash ceiling test impairment of $30.5 million in the third quarter of 2024. The impairment resulted from declines in the full cost ceiling, which primarily resulted from the significant decrease in the 12-month average trailing price for natural gas. The 12-month average trailing price for natural gas in the third quarter of 2024 was $2.21 per MMBtu.
At December 31, 2024, the net book value of our oil and gas properties exceeded the calculated ceiling. As a result, we recorded a non-cash ceiling test impairment of $342.7 million in the fourth quarter of 2024. The impairment resulted from declines in the full cost ceiling, which primarily resulted from the significant decrease in the 12-month average trailing price for natural gas. The 12-month average trailing price for natural gas in the fourth quarter of 2024 was $2.13 per MMBtu.

Lower natural gas, oil and NGL prices can reduce the value of our assets. In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine the actual ceiling test calculation and impairment analysis in future periods. Given the decline of natural gas prices through December 2024, we may have additional ceiling test impairments of our oil and natural gas properties in subsequent quarters if the 12-month average trailing price does not improve from the $2.13 per MMBtu utilized in the fourth quarter 2024 ceiling test. Any such ceiling test impairment could be material to our net earnings; however, given the inter-relationship of the various judgements made to estimate proved reserves, it is impractical to estimate the potential changes in these estimates and their impact on the impairment.
We did not record an impairment during any quarter in 2023.
General and Administrative Expenses (in thousands, except per unit)

	Year Ended December 31, 2024	Year Ended December 31, 2023	% Change
General and administrative expenses, gross	$82,478	$75,180	10%
Reimbursed from third parties	(14,582)	(13,770)	6%
Capitalized general and administrative expenses	(25,338)	(22,810)	11%
General and administrative expenses, net	$42,558	$38,600	10%
General and administrative expenses, net per Mcfe	$0.11	$0.10	10%
The increase in total and per unit general and administrative expenses for the year ended December 31, 2024, compared to the year ended December 31, 2023, was primarily driven by increases in employee compensation and headcount.
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
Interest Expense (in thousands, except per unit)

	Year Ended December 31, 2024	Year Ended December 31, 2023	% Change
Interest on 2026 Senior Notes	$31,417	$44,000	(29)%
Interest on 2029 Senior Notes	13,163	—	100%
Interest on Credit Facility	14,143	13,810	2%
Amortization of loan costs	4,208	3,256	29%
Capitalized interest	(4,771)	(4,147)	15%
Other	1,822	150	1115%
Total interest expense	$59,982	$57,069	5%
Interest expense per Mcfe	$0.16	$0.15	7%
Due to the tender offer for the 2026 Senior Notes in the third quarter of 2024 described below, interest paid on the 2026 Senior Notes decreased 29% for the year ended December 31, 2024, compared to the year ended December 31, 2023. The Company also paid $13.2 million of interest on the 2029 Senior Notes for the year ended December 31, 2024. Interest expense on our Credit Facility increased 2% for the year ended December 31, 2024, compared to the year ended December 31, 2023, as a result of a higher average balance outstanding. Amortization of loan costs increased 29% for the year ended December 31, 2024, compared to the year ended December 31, 2023, as a result of the Third Amendment to the Credit Facility which increased the elected commitments and borrowing base and the Fourth Amendment to the Credit Facility which increased the elected commitments. The Company also capitalized $4.8 million and $4.1 million in interest expense for the years ended December 31, 2024 and 2023, respectively.

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
Other, net (in thousands)

	Year Ended December 31, 2024	Year Ended December 31, 2023	% Change
Other, net	$7,336	$(27,982)	(126)%
Other, net in the Company's consolidated statements of operations for the year ended December 31, 2024, included approximately $4.9 million related to changes in the Company's legal reserves for certain litigation and regulatory proceedings. Additionally, Other, net included approximately $1.9 million write-down of certain of its pipe inventory that the Company does not expect to utilize in its drilling and completion activities.
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
Income Taxes (in thousands)
For the year ended December 31, 2024, we had an effective tax rate of 18% and an income tax benefit of $56.1 million. For the year ended December 31, 2023, the Company's effective tax rate was (56)% and an income tax benefit of $525.2 million. The higher effective tax rate for the year ended December 31, 2024 is primarily related to the valuation allowance the Company released during the third quarter of 2023. See Note 10 of our consolidated financial statements for further discussion of our income tax benefit.
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
For the year ended December 31, 2024, our primary sources of capital resources and liquidity have consisted of internally generated cash flows from operations and access to the debt markets, and our primary uses of cash have been for development of our oil and natural gas properties, share repurchases, dividend payments on our preferred stock and discretionary acreage acquisitions.
We believe our annual free cash flow generation, borrowing capacity under the Credit Facility and cash on hand will provide sufficient liquidity to fund our operations, capital expenditures, interest expense and share repurchases during the next 12 months and the foreseeable future.

To the extent actual operating results, realized commodity prices or uses of cash differ from our assumptions, our liquidity could be adversely affected. See Note 4 of our consolidated financial statements for further discussion of our debt obligations, including principal and carrying amounts of our senior notes.
As of December 31, 2024, we had $1.5 million of cash and cash equivalents compared to $1.9 million as of December 31, 2023, and a net working capital deficit of $114.2 million as of December 31, 2024, compared to net working capital of $52.4 million as of December 31, 2023. As of December 31, 2024, our net working capital deficit includes no debt due in the next 12 months. Our total principal amount of funded debt as of December 31, 2024, was $713.7 million compared to $668.0 million as of December 31, 2023. See Note 4 of our consolidated financial statements for further discussion of our debt obligations, including principal and carrying amounts of our notes.
As of February 20, 2025, we had $3.1 million of cash and cash equivalents, $10.0 million borrowings under our Credit Facility, $63.9 million of letters of credit outstanding, $25.7 million of outstanding 2026 Senior Notes and $650.0 million of outstanding 2029 Senior Notes.
Debt. In May 2021, we issued our 2026 Senior Notes. The 2026 Senior Notes are guaranteed on a senior unsecured basis by each of the Company’s subsidiaries that guarantee the Credit Facility. In September 2024, Gulfport Operating purchased approximately 95%, or $524.3 million, of the 2026 Senior Notes in a tender offer using net proceeds received from the private placement of the 2029 Senior Notes. This resulted in extending the maturity of substantially all of our senior notes from 2026 to 2029.
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
See Note 4 of our consolidated financial statements for additional discussion of our outstanding debt.
Dividends on Preferred Stock. As discussed in Note 5 of our consolidated financial statements, holders of preferred stock are entitled to receive cumulative quarterly dividends at a rate of 10% per annum of the Liquidation Preference with respect to cash dividends and 15% per annum of the Liquidation Preference with respect to dividends paid in kind as additional shares of preferred stock (“PIK Dividends”). We currently have the option to pay either cash dividends or PIK Dividends on a quarterly basis.
During the years ended December 31, 2024 and 2023, the Company paid $4.2 million and $4.8 million, respectively, of cash dividends to holders of our preferred stock.

Supplemental Guarantor Financial Information. The 2026 Senior Notes are guaranteed on a senior unsecured basis by all existing consolidated subsidiaries that guarantee our Credit Facility or certain other debt (the “2026 Senior Notes Guarantors”). The 2026 Senior Notes are not guaranteed by Grizzly Holdings or Mule Sky, LLC. The 2026 Senior Notes Guarantors are 100% owned by the Parent, and the guarantees are full, unconditional, joint and several. There are no significant restrictions on the ability of the Parent or the 2026 Senior Notes Guarantors to obtain funds from each other in the form of a dividend or loan. The guarantees rank equally in the right of payment with all of the senior indebtedness of the subsidiary guarantors and senior in the right of payment to any future subordinated indebtedness of the subsidiary guarantors. The 2026 Senior Notes and the guarantees are effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness (including all borrowings and other obligations under our amended and restated credit agreement) to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to all indebtedness and other liabilities of any of our subsidiaries that do not guarantee the 2026 Senior Notes.
The 2029 Senior Notes are guaranteed on a senior unsecured basis by Gulfport and certain of Gulfport’s wholly owned subsidiaries (collectively, the “2029 Senior Notes Guarantors” and, together with the 2026 Senior Notes Guarantors, the “Guarantors”) and certain future subsidiaries of Gulfport that become borrowers or guarantors under any credit agreement with an aggregate principal amount outstanding or commitment amount in excess of $15 million. The 2029 Senior Notes Guarantors are 100% owned by the Parent, and the guarantees are full, unconditional, joint and several. There are no significant restrictions on the ability of the Parent or the 2029 Senior Notes Guarantors to obtain funds from each other in the form of a dividend or loan. The guarantees rank (i) senior in right of payment to any future subordinated indebtedness of Gulfport Operating or the 2029 Senior Notes Guarantors, (ii) pari passu in right of payment with all existing and future unsecured senior indebtedness of Gulfport Operating or the 2029 Senior Notes Guarantors, (iii) effectively junior to any secured indebtedness of Gulfport Operating or the 2029 Senior Notes Guarantors, including indebtedness under the credit agreement, to the extent of the value of the collateral securing such indebtedness, and (iv) structurally subordinated in right of payment to all indebtedness and other liabilities of Gulfport Operating’s subsidiaries that are not 2029 Senior Notes Guarantors.
SEC Regulation S-X Rule 13-01 requires the presentation of “Summarized Financial Information” to replace the “Condensed Consolidating Financial Information” required under Rule 3-10. Rule 13-01 allows the omission of Summarized Financial Information if assets, liabilities and results of operations of the Guarantors are not materially different than the corresponding amounts presented in our consolidated financial statements. The Parent and Guarantor subsidiaries comprise our material operations. Therefore, we concluded that the presentation of the Summarized Financial Information is not required as our Summarized Financial Information of the Guarantors is not materially different from our consolidated financial statements.
Derivatives and Hedging Activities. Our results of operations and cash flows are impacted by changes in market prices for natural gas, oil and NGL. To mitigate a portion of the exposure to adverse market changes, we have entered into various derivative instruments. Our natural gas, oil and NGL derivative activities, when combined with our sales of natural gas, oil and NGL, allow us to predict with greater certainty the total revenue we will receive. See Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” for further discussion on the impact of commodity price risk on our financial position. Additionally, see Note 12 of our consolidated financial statements for further discussion of derivatives and hedging activities.
Subsequent to December 31, 2024 and as of February 20, 2025, we entered into the following natural gas, oil, and NGL derivative contracts:

Period	Type of Derivative Instrument	Index	Daily Volume	Weighted Average Price
Natural Gas			(MMBtu/d)	($/MMBtu)
2025	Swaps	NYMEX Henry Hub	18,301	$3.85
2026	Basis Swaps	Rex Zone 3	40,000	$(0.17)
Oil			(Bbl/d)	($/Bbl)
2025	Swaps	NYMEX WTI	1,000	$70.87

Contractual and Commercial Obligations. The following table sets forth our contractual and commercial obligations at December 31, 2024 (in thousands):

	Payment due by period
Contractual Obligations	Total	2025	2026-2027	2028-2029	2030 and Thereafter
Long-term debt(1):
Principal	$713,702	$—	$25,702	$688,000	$—
Interest	220,923	44,481	88,692	87,750	—
Firm transportation and gathering contracts(2)	1,147,946	140,434	270,729	273,366	463,417
Other operational commitments(3)	13,791	13,791	—	—	—
Operating lease liabilities(4)	6,228	5,657	571	—	—
Total contractual cash obligations(5)	$2,102,590	$204,363	$385,694	$1,049,116	$463,417
_____________________
(1)    The maturities of our debt obligations and associated interest reflect their original expiration dates and do not reflect any acceleration due to any events of default pertaining to these obligations. See Note 4 of our consolidated financial statements for a description of our long-term debt.
(2)    See Note 17 of our consolidated financial statements for further discussion of our firm transportation and gathering commitments.
(3)    See Note 17 of our consolidated financial statements for a description of our other operational commitments.
(4)    See Note 9 of our consolidated financial statements for a description of our operating lease liabilities.
(5)    This table does not include derivative liabilities or the estimated discounted cost for future abandonment of oil and natural gas properties. See Notes 12 and 3 of our consolidated financial statements, respectively.
Off-balance Sheet Arrangements. We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of December 31, 2024, our material off-balance sheet arrangements and transactions include $63.8 million in letters of credit outstanding against our Credit Facility and $44.9 million in surety bonds issued. Both the letters of credit and surety bonds are being used as financial assurance, primarily for certain firm transportation agreements. Additionally, the Company entered into various contractual commitments to purchase inventory and other material to be used in future activities. The Company's commitment to purchase these materials exists through 2025, with approximately $13.8 million remaining. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources. See Note 17 of our consolidated financial statements for further discussion of the various financial guarantees we have issued.
Capital Expenditures. Our capital expenditures have historically been related to the execution of our drilling and completion activities in addition to certain lease acquisition activities. Our capital investment strategy is focused on prudently developing our existing properties to generate sustainable cash flow considering current and forecasted commodity prices. For the year ended December 31, 2024, the Company's incurred capital expenditures totaled $430.1 million, of which $327.4 million related to drilling and completion activities, $57.9 million related to maintenance leasehold and land investment and $44.8 million related to discretionary acreage acquisitions.
Our drilling and completion capital expenditures for 2025 are currently estimated to be in the range of $335 million to $355 million. Also, we currently expect to spend approximately $35 million to $40 million in 2025 for maintenance leasehold and land investment, which is focused on near-term drilling programs and facilitating increases in our working interests and lateral footage in units we plan to drill in 2025, 2026 and 2027. We expect this capital program to result in approximately 1,040 to 1,065 MMcfe per day of production in 2025.
Commodity Price Risk. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. During 2024, WTI prices ranged from $66.73 to $87.69 per barrel and the Henry Hub spot market price of natural gas ranged from $1.21 to $13.20 per MMBtu. During 2023, WTI prices ranged from $66.61 to $93.67 per barrel and the Henry Hub spot market price of natural gas ranged from $1.74 to $3.78 per MMBtu. If the prices of oil and natural gas decline further, our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves may be materially and adversely affected. In addition, lower oil and natural gas prices may reduce the amount of oil and natural gas that we can produce economically. This may result in our having to make substantial downward adjustments to our estimated proved reserves. If this occurs or if our production estimates change or our exploration or development activities are curtailed, full cost accounting rules may require us to write-down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties. Reductions in commodity prices and/or our reserves could also negatively impact the borrowing base under our revolving credit facility, which could limit our liquidity and ability to fund development activities.

See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” for further information regarding our open derivative instruments at December 31, 2024.
Sources and Uses of Cash
The following table presents the major changes in cash and cash equivalents for the year ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023
Net cash provided by operating activities	$650,033	$723,181
Additions to oil and natural gas properties	(454,098)	(537,360)
Debt activity, net	32,761	(27,000)
Debt issuance and loan commitment fees	(14,933)	(7,068)
Repurchases of common stock	(184,477)	(149,165)
Dividends on preferred stock	(4,230)	(4,840)
Shares exchanged for tax withholdings	(23,614)	(3,207)
Other	(1,898)	129
Net change in cash and cash equivalents	$(456)	$(5,330)
Cash and cash equivalents at end of period	$1,473	$1,929
Net cash provided by operating activities. Net cash provided by operating activities was $650.0 million for the year ended December 31, 2024, compared to $723.2 million for the year ended December 31, 2023. The decrease was primarily the result of a decrease in our natural gas revenues.
Additions to oil and natural gas properties. During the year ended December 31, 2024, we spud 20 gross (19.7 net) operated wells and commenced sales from 16 gross (15.4 net) operated wells targeting the Utica formation for a total cost incurred of approximately $259.8 million. During the year ended December 31, 2024, we spud 2 gross (1.8 net) operated wells and commenced sales from 3 gross (2.4 net) operated wells in the SCOOP for a total incurred cost of approximately $63.8 million. Additionally, the Company incurred $57.9 million related to maintenance leasehold and land investment and $44.8 million related to discretionary acreage acquisitions.
Drilling and completion costs discussed above reflect incurred costs while drilling and completion costs presented in the table below reflect cash payments for drilling and completions. Incurred capital expenditures and cash capital expenditures may vary from period to period due to the cash payment cycle. Cash capital expenditures for the year ended December 31, 2024 and 2023, were as follows (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023
Oil and Natural Gas Property Cash Expenditures:
Drilling and completion costs	$325,129	$413,258
Leasehold acquisitions	102,630	101,191
Other	26,339	22,911
Total oil and natural gas property expenditures	$454,098	$537,360
Debt activity, net. During the year ended December 31, 2024, the Company had $956.0 million and $1.0 billion in borrowings and repayments, respectively, on its Credit Facility. In September 2024, the Company purchased $524.3 million of the 2026 Senior Notes in a tender offer. The retirement of the 2026 Senior Notes resulted in a loss on debt extinguishment of $13.4 million, which included cash costs of $12.9 million. The Company also issued $650.0 million aggregate principal amount of its 6.750% senior notes due 2029. As of February 20, 2025, the Company had $10.0 million in borrowings outstanding on its Credit Facility.

Debt issuance and loan commitment fees. During the year ended December 31, 2024, the Company incurred debt issuance and loan commitment fees of $14.9 million, as compared to $7.1 million during the year ended December 31, 2023. The increase was primarily related to the issuance of the 2029 Senior Notes and the Fourth Amendment to the Credit Facility. See Note 4 of our consolidated financial statements for further discussion of the long-term debt activity.
Repurchases of common stock. During the year ended December 31, 2024, the Company repurchased 1.2 million shares for approximately $184.5 million under the Repurchase Program at a weighted average price of $153.35 per share. For the same period in 2023, the Company repurchased 1.5 million shares for $148.9 million at a weighted average price of $101.53 per share. As of February 20, 2025, we repurchased 5.6 million shares for approximately $593.2 million under the Repurchase Program at a weighted average price of $105.57 per share.
Dividends on preferred stock. During the year ended December 31, 2024, the Company paid $4.2 million of cash dividends to holders of our preferred stock compared to $4.8 million in the year ended December 31, 2023.
Shares exchanged for tax withholdings. During the year ended December 31, 2024, the Company paid $23.6 million of shares exchanged for tax withholdings compared to $3.2 million in the year ended December 31, 2023. The increase in shares traded for taxes was primarily due to the vesting of certain PSU awards as discussed in Note 7 of our consolidated financial statements.
Other. During the year ended December 31, 2024, the Company incurred other expenses of $1.9 million, as compared to other income of $0.1 million paid during the year ended December 31, 2023. The change was primarily related to proceeds from sales of oil and gas properties of $2.6 million during the year ended December 31, 2023.
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
Two primary factors impacting this test are reserve estimates and the unweighted arithmetic average of the prices on the first day of each month within the 12-month period ended December 31, 2024. Downward revisions to estimates of oil and natural gas reserves and/or unfavorable prices can have a material impact on the present value of estimated future net revenues. Any excess of the net book value, less deferred income taxes, is generally written off as an expense. During 2024, the Company recognized ceiling test impairments of $373.2 million and did not record an impairment of its oil and natural gas properties for the year ended December 31, 2023. See Oil and Natural Gas Properties in Note 1 of our consolidated financial statements for further information on the full cost method of accounting.

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
We have determined the fair value of our derivative instruments utilizing established index prices, volatility curves, discount factors and option pricing models. These estimates are compared to counterparty valuations for reasonableness. Derivative transactions are also subject to the risk that counterparties will be unable to meet their obligations. This non-performance risk is considered in the valuation of our derivative instruments, but to date has not had a material impact on the values of our derivatives. The values we report in our financial statements are as of a point in time and subsequently change as these estimates are revised to reflect actual results, changes in market conditions and other factors. See Note 15 of our consolidated financial statements for further discussion of the fair value measurements associated with our derivatives.
As of December 31, 2024, our natural gas, oil, and NGL derivative instruments consisted of the following types of instruments:
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

Our hedge arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or commodity prices increase. At December 31, 2024, we had a net liability derivative position of $12.9 million, compared to a net asset derivative position of $240.2 million as of December 31, 2023. Utilizing actual derivative contractual volumes, a 10% increase in underlying commodity prices would have increased our liability by approximately $82.3 million, while a 10% decrease in underlying commodity prices would have decreased our liability by approximately $81.8 million. However, any realized derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument. For more information regarding the Company's commodity derivative transactions, refer to Note 12 of our consolidated financial statements.
Counterparty Credit Risk. The Company routinely monitors and manages its exposure to counterparty risk related to derivative contracts by requiring specific minimum credit standards for all counterparties, actively monitoring counterparties public credit ratings, and avoiding concentration of credit exposure by transacting with multiple counterparties. The Company's commodity derivative contract counterparties are typically financial institutions with investment-grade credit ratings. The Company enters into International Swap Dealers Association Master Agreements (“ISDA”) with each of its derivative counterparties prior to executing derivative contracts. The terms of the ISDA provide, among other things, the Company and the counterparties with rights of set-off upon the occurrence of defined acts of default by either the Company or counterparty to a derivative contract.
Interest Rate Risk. Our Credit Facility is structured under floating rate terms, as advances under these facilities may be in the form of either base rate loans or term benchmark loans. As such, our interest expense is sensitive to fluctuations in the prime rates in the United States or, if the term benchmark rates are elected, the term benchmark rates. At December 31, 2024, we had $38.0 million in borrowings outstanding under our Credit Facility which bore interest at the weighted average rate of 8.23% for the year ended December 31, 2024. A 1% increase in the average interest rate would increase interest expense by approximately $0.4 million based on outstanding borrowings under our Credit Facility at December 31, 2024. As of December 31, 2024, we did not have any interest rate swaps to hedge our interest risks.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Gulfport Energy Corporation
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Gulfport Energy Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2024, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 26, 2025 expressed an unqualified opinion.
Basis for opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Critical audit matter
The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.
Depletion, depreciation and amortization expense and impairment of oil and gas properties impacted by the Company’s estimation of proved reserves
As described further in Note 1 and Note 3 to the consolidated financial statements, the Company uses the full cost method of accounting for oil and gas operations. This accounting method requires management to make estimates of proved reserves and related future net cash flows to compute and record depletion, depreciation and amortization, as well as to assess potential impairment of oil and gas properties (the full cost ceiling test). To estimate the volume of proved oil and gas reserve quantities, management makes significant estimates and assumptions including forecasting the production decline rate of producing properties and forecasting the timing and volume of production associated with the Company’s development plan for proved undeveloped properties. In addition, the estimation of proved reserves is also impacted by management’s judgments and estimates regarding the financial performance of wells associated with those proved reserves to determine if wells are expected to be economical under the appropriate pricing assumptions that are required in the estimation of depletion, depreciation and amortization expense and assessment of potential impairment. We identified the estimation of proved reserves as it relates to the recognition of depletion, depreciation and amortization expense and the assessment of potential impairment as a critical audit matter.
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
Oklahoma City, Oklahoma
February 26, 2025

GULFPORT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2024	December 31, 2023
Assets
Current assets:
Cash and cash equivalents	$1,473	$1,929
Accounts receivable—oil, natural gas, and natural gas liquids sales	155,942	122,479
Accounts receivable—joint interest and other	8,727	22,221
Prepaid expenses and other current assets	7,086	16,951
Short-term derivative instruments	58,085	233,226
Total current assets	231,313	396,806
Property and equipment:
Oil and natural gas properties, full-cost method
Proved oil and natural gas properties	3,349,805	2,904,519
Unproved properties	221,650	204,233
Other property and equipment	11,291	9,165
Total property and equipment	3,582,746	3,117,917
Less: accumulated depletion, depreciation, amortization and impairment	(1,564,475)	(865,618)
Total property and equipment, net	2,018,271	2,252,299
Other assets:
Long-term derivative instruments	6,003	47,566
Deferred tax asset	581,233	525,156
Operating lease assets	6,099	14,299
Other assets	22,778	31,487
Total other assets	616,113	618,508
Total assets	$2,865,697	$3,267,613
Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$298,081	$309,532
Short-term derivative instruments	41,889	21,963
Current portion of operating lease liabilities	5,538	12,959
Total current liabilities	345,508	344,454
Non-current liabilities:
Long-term derivative instruments	35,081	18,602
Asset retirement obligation	32,949	29,941
Non-current operating lease liabilities	561	1,340
Long-term debt	702,857	667,382
Total non-current liabilities	771,448	717,265
Total liabilities	1,116,956	1,061,719
Commitments and contingencies (Notes 17 and 18)
Mezzanine equity:
Preferred stock - $0.0001 par value, 110.0 thousand shares authorized, 37.3 thousand issued and outstanding at December 31, 2024, and 44.2 thousand issued and outstanding at December 31, 2023	37,348	44,214
Stockholders’ equity:
Common stock - $0.0001 par value, 42.0 million shares authorized, 17.8 million issued and outstanding at December 31, 2024, and 18.3 million issued and outstanding at December 31, 2023	2	2
Additional paid-in capital	129,059	315,726
Common stock held in reserve, 0 shares at December 31, 2024, and 62.0 thousand shares at December 31, 2023	—	(1,996)
Retained earnings	1,582,332	1,847,948
Total stockholders’ equity	1,711,393	2,161,680
Total liabilities, mezzanine equity and stockholders’ equity	$2,865,697	$3,267,613
See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
REVENUES:
Natural gas sales	$714,160	$831,812	$1,998,452
Oil and condensate sales	101,589	99,854	147,444
Natural gas liquid sales	112,855	119,717	184,963
Net gain (loss) on natural gas, oil and NGL derivatives	29,527	740,319	(999,747)
Total revenues	958,131	1,791,702	1,331,112
OPERATING EXPENSES:
Lease operating expenses	70,112	68,648	64,790
Taxes other than income	29,737	33,717	60,139
Transportation, gathering, processing and compression	351,237	348,631	357,246
Depreciation, depletion and amortization	325,723	319,715	267,761
Impairment of oil and natural gas properties	373,214	—	—
General and administrative expenses	42,558	38,600	35,304
Restructuring costs	—	4,762	—
Accretion expense	2,307	2,782	2,746
Total operating expenses	1,194,888	816,855	787,986
(LOSS) INCOME FROM OPERATIONS	(236,757)	974,847	543,126
OTHER EXPENSE (INCOME):
Interest expense	59,982	57,069	59,773
Loss on debt extinguishment	13,388	—	—
Other, net	7,336	(27,982)	(11,348)
Total other expense	80,706	29,087	48,425
(LOSS) INCOME BEFORE INCOME TAXES	(317,463)	945,760	494,701
INCOME TAX BENEFIT:
Current	—	—	—
Deferred	(56,077)	(525,156)	—
Total income tax benefit	(56,077)	(525,156)	—
NET (LOSS) INCOME	(261,386)	1,470,916	494,701
Dividends on preferred stock	(4,230)	(4,840)	(5,444)
Participating securities - preferred stock	—	(212,360)	(76,401)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(265,616)	$1,253,716	$412,856
NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(14.72)	$67.24	$20.45
Diluted	$(14.72)	$66.46	$20.32
Weighted average common shares outstanding—Basic	18,050	18,645	20,185
Weighted average common shares outstanding—Diluted	18,050	18,902	20,347
See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Common Stock Held in Reserve		Treasury Stock	Paid-in Capital	Retained Earnings (Accumulated Deficit)	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2022	21,537	$2	(938)	$(30,216)	$—	$692,521	$(112,829)	549,478
Net income	—	—	—	—	—	—	494,701	494,701
Conversion of preferred stock	407	—	—	—	—	5,601	—	5,601
Stock compensation	—	—	—	—	—	8,670	—	8,670
Repurchase of common stock under Repurchase Program	(2,896)	—	—	—	(286)	(250,482)	—	(250,768)
Issuance of common stock held in reserve	—	—	876	28,220	—	—	—	28,220
Issuance of common stock upon vesting of share-based awards	68	—	—	—	—	—	—	—
Common stock withheld for income taxes on share-based awards	(19)	—	—	—	—	(1,623)	—	(1,623)
Dividends on preferred stock	—	—	—	—	—	(5,444)	—	(5,444)
Balance at December 31, 2022	19,097	$2	(62)	$(1,996)	$(286)	$449,243	$381,872	$828,835
Net income	—	—	—	—	—	—	1,470,916	1,470,916
Conversion of preferred stock	593	—	—	—	—	8,081	—	8,081
Stock compensation	—	—	—	—	—	13,525	—	13,525
Repurchase of common stock under Repurchase Program	(1,470)	—	—	—	286	(151,912)	—	(151,626)
Issuance of common stock upon vesting of share-based awards	102	—	—	—	—	—	—	—
Common stock withheld for income taxes on share-based awards	(34)	—	—	—	—	(3,207)	—	(3,207)
Dividends on preferred stock	—	—	—	—	—	(4)	(4,840)	(4,844)
Balance at December 31, 2023	18,288	$2	(62)	$(1,996)	$—	$315,726	$1,847,948	$2,161,680
Net loss	—	—	—	—	—	—	(261,386)	(261,386)
Conversion of preferred stock	500	—	—	—	—	6,866	—	6,866
Stock compensation	—	—	—	—	—	16,355	—	16,355
Repurchase of common stock under Repurchase Program	(1,203)	—	—	—	—	(186,271)	—	(186,271)
Issuance of common stock held in reserve	—	—	62	1,996	—	—	—	1,996
Issuance of common stock upon vesting of share-based awards	363	—	—	—	—	—	—	—
Common stock withheld for income taxes on share-based awards	(150)	—	—	—	—	(23,614)	—	(23,614)
Dividends on preferred stock	—	—	—	—	—	(3)	(4,230)	(4,233)
Balance at December 31, 2024	17,798	$2	—	$—	$—	$129,059	$1,582,332	$1,711,393
See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash flows from operating activities:
Net (loss) income	$(261,386)	$1,470,916	$494,701
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depletion, depreciation and amortization	325,723	319,715	267,761
Impairment of oil and natural gas properties	373,214	—	—
Loss on debt extinguishment	13,388	—	—
Net (gain) loss on derivative instruments	(29,527)	(740,319)	999,747
Net cash receipts (payments) on settled derivative instruments	282,637	152,199	(1,053,810)
Deferred income tax benefit	(56,077)	(525,156)	—
Stock-based compensation expense	10,958	9,480	5,723
Other, net	6,315	7,645	5,528
Changes in operating assets and liabilities, net	(15,212)	28,701	19,427
Net cash provided by operating activities	650,033	723,181	739,077
Cash flows from investing activities:
Additions to oil and natural gas properties	(454,098)	(537,360)	(460,780)
Proceeds from sale of oil and natural gas properties	225	2,659	3,360
Other, net	(2,120)	(2,526)	(875)
Net cash used in investing activities	(455,993)	(537,227)	(458,295)
Cash flows from financing activities:
Principal payments on Credit Facility	(1,036,000)	(998,000)	(2,082,000)
Borrowings on Credit Facility	956,000	971,000	2,063,000
Issuance of 2029 Senior Notes	650,000	—	—
Early retirement of 2026 Senior Notes	(524,298)	—	—
Premium paid on 2026 Senior Notes	(12,941)	—	—
Debt issuance costs and loan commitment fees	(14,933)	(7,068)	(234)
Dividends on preferred stock	(4,230)	(4,840)	(5,444)
Repurchase of common stock under Repurchase Program	(105,344)	(108,735)	(250,482)
Repurchase of common stock under Repurchase Program - related party	(79,133)	(40,430)	—
Shares exchanged for tax withholdings	(23,614)	(3,207)	(1,623)
Other, net	(3)	(4)	—
Net cash used in financing activities	(194,496)	(191,284)	(276,783)
Net change in cash and cash equivalents	(456)	(5,330)	3,999
Cash and cash equivalents at beginning of period	1,929	7,259	3,260
Cash and cash equivalents at end of period	$1,473	$1,929	$7,259
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
Basis of Presentation
The consolidated financial statements included in this Annual Report are prepared in accordance with GAAP and the rules and regulations of the SEC.
Risks and Uncertainties
The Company's revenue, profitability and future growth are substantially dependent upon the prevailing and future prices for oil, gas and NGL, which are affected by many factors outside of Gulfport’s control, including changes in market supply and demand. Field-level prices received for Gulfport’s production have historically been volatile and may be subject to significant fluctuations in the future. The Company's derivative contracts serve to mitigate in part the effect of this price volatility on the Company's cash flows, and the Company has derivative contracts in place for a portion of its expected future natural gas, crude oil and NGL production. See Note 12 for further discussion of the Company's commodity derivative contracts.
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
Segments
The Company's assets and operations consist of one reportable segment. The Company has a single management team that administers all properties as a whole rather than by geographic operating area. See Note 2, Segment Information, for further detail.
Cash and Cash Equivalents
The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents for purposes of the consolidated financial statements.
Accounts Receivable
The Company sells oil and natural gas to various purchasers and participates in drilling, completion and operation of oil and natural gas wells with joint interest owners on properties the Company operates. The related receivables are classified as accounts receivable—oil and natural gas sales and accounts receivable—joint interest and other, respectively. Credit is extended based on evaluation of a customer’s payment history and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers, net of an allowance for doubtful accounts when the Company believes collection is doubtful. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, amounts which may be obtained by an offset against production proceeds due the customer and the condition of the general economy and the industry as a whole. No material allowance was deemed necessary at December 31, 2024 and December 31, 2023.

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
Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the proved oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the 12-month unweighted average of the first-day-of-the-month price, adjusted for any contract provisions or financial derivatives, if any, that hedge the Company’s oil and natural gas revenue (only to the extent that the derivative instruments are treated as cash flow hedges for accounting purposes), and excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of unproved properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, including related deferred taxes for differences between the book and tax basis of the oil and natural gas properties. If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or non-cash write-down is required. Ceiling test impairment can result in a significant loss for a particular period; however, future depletion expense would be reduced. A decline in oil and gas prices may result in an impairment of oil and gas properties. The Company recognized ceiling test impairments of $373.2 million during the year ended December 31, 2024. There were no impairments recognized in 2023 or 2022.
Such capitalized costs, including the estimated future development costs and site remediation costs of proved undeveloped properties, are depleted by an equivalent units-of-production method, converting barrels to gas at the ratio of one barrel of oil to six Mcf of gas. No gain or loss is recognized upon the disposal of oil and gas properties, unless such dispositions significantly alter the relationship between capitalized costs and proved oil and gas reserves. Oil and gas properties not subject to amortization consist of the cost of unproved leaseholds and totaled approximately $221.7 million and $204.2 million at December 31, 2024 and December 31, 2023, respectively. These costs are reviewed quarterly by management for impairment. If impairment has occurred, the portion of cost in excess of the current value is transferred to the cost of oil and gas properties subject to amortization. Factors considered by management in its impairment assessment include drilling results by Gulfport and other operators, the terms of oil and gas leases not held by production, and available funds for exploration and development.
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
Net Income (Loss) per Common Share
Basic net income (loss) per common share is computed by dividing income attributable to common stock by the weighted average number of common shares outstanding for the period. Diluted net income (loss) per common share reflects the potential dilution that could occur if options or other contracts to issue common stock were exercised or converted into common stock. Potential common shares are not included if their effect would be anti-dilutive. Calculations of basic and diluted net income (loss) per common share are illustrated in Note 11.

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
The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2021. As of December 31, 2024, the Company has no unrecognized tax benefits that would have a material impact on the effective rate. The Company recognizes interest and penalties related to income tax matters as interest expense and general and administrative expenses, respectively. See Note 10 for further discussion of the Company's income taxes.
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
Accounting for Stock-based Compensation
Share-based payments to employees and members of its Board of Directors, including grants of restricted stock units and performance vesting restricted stock units, are recognized as equity at the fair value on the date of grant and to be expensed over the applicable vesting period. The vesting periods for restricted shares generally range between one year to three years with annual vesting installments. The Company does not recognize expense based on an estimate of forfeitures, but rather recognizes the impact of forfeitures only as they occur.

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
Supplemental Cash Flow and Non-Cash Information (in thousands)

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Supplemental disclosure of cash flow information:
Interest payments, net of amounts capitalized	$46,406	$53,820	$57,685
Changes in operating assets and liabilities, net:
Accounts receivable - oil, natural gas, and natural gas liquids sales	(33,463)	155,925	(45,550)
Accounts receivable - joint interest and other	13,494	(743)	(1,095)
Accounts payable and accrued liabilities	4,067	(126,329)	59,879
Prepaid expenses	667	(215)	4,863
Other assets	23	63	1,330
Total changes in operating assets and liabilities, net	$(15,212)	$28,701	$19,427
Supplemental disclosure of non-cash transactions:
Capitalized stock-based compensation	$5,397	$4,046	$2,948
Asset retirement obligation capitalized	682	588	2,169
Asset retirement obligation removed due to divestiture and settlements	—	(1,267)	(7)
Asset retirement obligation revisions	19	(5,077)	2,072
Release of common stock held in reserve	1,996	—	28,220
Unamortized 2026 Senior Notes debt issuance costs	447	—	—

Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31, 2024	December 31, 2023
Revenue payable and suspense	$139,703	$148,598
Accounts payable	34,668	43,517
Accrued capital expenditures	20,229	38,322
Accrued transportation, gathering, processing, and compression	36,170	32,849
Accrued contract rejection damages and shares held in reserve	—	1,996
Other accrued liabilities	67,311	44,250
Total accounts payable and accrued liabilities	$298,081	$309,532
Other, net
Other, net in the Company's consolidated statements of operations for the year ended December 31, 2024, included approximately $4.9 million related to changes in the Company's legal reserves for certain litigation and regulatory proceedings. Additionally, Other, net included approximately $1.9 million as a result of a write-down of certain of its pipe inventory that the Company does not expect to utilize in its drilling and completion activities.
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
Recent Accounting Pronouncements
In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (Topic 280). The amendments require disclosure for each reportable segment, the significant expense categories and amounts that are regularly provided to the CODM and included in each reported measure of a segment’s profit or loss. Additionally, this ASU enhances interim disclosure requirements and provides new segment disclosure requirements for entities with a single reportable segment. The Company adopted ASU 2023-07 during the year ended December 31, 2024. See Note 2, Segment Information, for further detail.
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
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The requirements will be applied prospectively with the option for retrospective application. The Company is currently evaluating the impact that the adoption of this accounting standard will have on its financial disclosures.

2.SEGMENT INFORMATION
The Company's assets and operations consist of one reportable segment with all revenues, operating expenses and assets attributable to this segment reflected in the consolidated financial statements. The Company derives its revenue from the sale of natural gas, oil and condensate and NGL produced from its oil and natural gas properties located in the United States.
The CODM of the Company is its Chief Executive Officer. The CODM assesses entity-wide operating results and performance and decides how to allocate resources based on net (loss) income, which is reported on the consolidated statement of operations.
The measure of segment assets is reported on the consolidated balance sheets as “total assets”.
The following table presents selected financial information with respect to the Company's one operating segment for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Total revenues	$958,131	$1,791,702	$1,331,112
Significant segment expenses
Lease operating expenses	70,112	68,648	64,790
Taxes other than income	29,737	33,717	60,139
Transportation, gathering, processing and compression	351,237	348,631	357,246
Depreciation, depletion, and amortization	325,723	319,715	267,761
Impairment of oil and gas properties	373,214	—	—
General and administrative	42,558	38,600	35,304
Interest expense	59,982	57,069	59,773
Other segment expenses(1)	23,031	(20,438)	(8,602)
Income tax benefit	(56,077)	(525,156)	—
Total significant segment expenses	1,219,517	320,786	836,411
Net (loss) income	$(261,386)	$1,470,916	$494,701

Capital expenditures(2)	$464,492	$521,187	$470,396
_____________________
(1)    Other segment expenses include “Restructuring costs”, “Accretion expense”, “Loss on debt extinguishment”, and “Other, net” from the consolidated statements of operations.
(2)    Capital expenditures include capitalized general and administrative costs and capitalized interest expense.

3.PROPERTY AND EQUIPMENT
The major categories of property and equipment and related accumulated DD&A are as follows (in thousands):

	December 31, 2024	December 31, 2023
Proved oil and natural gas properties	$3,349,805	$2,904,519
Unproved properties	221,650	204,233
Other depreciable property and equipment	10,905	8,779
Land	386	386
Total property and equipment	3,582,746	3,117,917
Accumulated DD&A and impairment	(1,564,475)	(865,618)
Property and equipment, net	$2,018,271	$2,252,299
Oil and Natural Gas Properties
Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the Company's oil and natural gas properties. During the year ended December 31, 2024, the net book value of the Company's oil and gas properties exceeded the calculated ceiling. As a result, the Company recorded a non-cash ceiling test impairment of its oil and natural gas properties of $30.5 million in the third quarter of 2024 and $342.7 million in the fourth quarter of 2024. The impairments resulted from declines in the full cost ceiling, which primarily resulted from the significant decrease in the 12-month average trailing price for natural gas. The Company did not record an impairment of its oil and natural gas properties during 2023 or 2022.
Lower natural gas, oil and NGL prices can reduce the value of the Company’s assets. In addition to commodity prices, our production rates, levels of proved reserves, future development costs, transfers of unevaluated properties and other factors will determine the actual ceiling test calculation and impairment analysis in future periods. Given the decline of natural gas prices through December 2024, we may have additional ceiling test impairments of our oil and natural gas properties in subsequent quarters if the 12-month average trailing price does not improve from the $2.13 per MMBtu utilized in the fourth quarter 2024 ceiling test. Any such ceiling test impairment could be material to our net earnings; however, given the inter-relationship of the various judgements made to estimate proved reserves, it is impractical to estimate the potential changes in these estimates and their impact on the impairment.
General and administrative costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. All general and administrative costs not directly associated with exploration and development activities were charged to expense as they were incurred. Capitalized general and administrative costs were approximately $25.3 million, $22.8 million and $20.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. The average depletion rate per Mcfe, which is a function of capitalized costs, future development costs and the related underlying reserves in the periods presented, was $0.84, $0.83 and $0.74 per Mcfe for the years ended December 31, 2024, 2023 and 2022, respectively.
The following table summarizes the Company’s non-producing properties excluded from amortization by area (in thousands):

	December 31, 2024	December 31, 2023
Utica & Marcellus	$197,513	$177,888
SCOOP	24,137	26,345
Total unproved properties	$221,650	$204,233

The following is a summary of Gulfport’s oil and natural gas properties not subject to amortization as of December 31, 2024 (in thousands):

	Costs Incurred in
	2024	2023	2022	Prior to 2022	Total
Acquisition costs	$58,742	$58,002	$17,288	$82,695	$216,727
Exploration costs	—	—	—	—	—
Development costs	1,472	556	—	—	2,028
Capitalized interest	2,895	—	—	—	2,895
Total oil and natural gas properties not subject to amortization	$63,109	$58,558	$17,288	$82,695	$221,650
The Company evaluates the costs excluded from its amortization calculation at least annually. Subject to industry conditions and the level of the Company’s activities, the inclusion of most of the above referenced costs into the Company’s amortization calculation typically occurs within three years to five years. However, the majority of the Company's non-producing leases in the Utica/Marcellus have five-year extension terms, which could extend this time frame beyond five years.
Asset Retirement Obligation
The following table provides a reconciliation of the Company's asset retirement obligation for the years ended December 31, 2024 and 2023 (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023
Asset retirement obligation, beginning of period	$29,941	$33,171
Liabilities incurred	682	588
Liabilities settled	—	(604)
Liabilities removed due to divestitures	—	(919)
Accretion expense	2,307	2,782
Revisions in estimated cash flows(1)	19	(5,077)
Asset retirement obligation, end of period	$32,949	$29,941
_____________________
(1)    Revisions represent changes in the present value of liabilities resulting from changes in estimated costs.

4.LONG-TERM DEBT
Long-term debt consisted of the following items as of December 31, 2024 and 2023 (in thousands):

	December 31, 2024	December 31, 2023
6.750% senior unsecured notes due 2029	$650,000	$—
8.0% senior unsecured notes due 2026	25,702	550,000
Credit Facility due 2028	38,000	—
Credit Facility due 2027	—	118,000
Net unamortized debt issuance costs	(10,845)	(618)
Total debt, net	702,857	667,382
Less: current maturities of long-term debt	—	—
Total long-term debt, net	$702,857	$667,382

2029 Senior Notes
In September 2024, Gulfport Operating completed a private offering of $650.0 million aggregate principal amount of 6.750% senior notes due September 1, 2029. The 2029 Senior Notes are guaranteed on a senior unsecured basis by the Company and each of the Company's subsidiaries that guarantee the Credit Facility. Interest on the 2029 Senior Notes is payable semi-annually, on March 1 and September 1 of each year, beginning on March 1, 2025.
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
On April 18, 2024, Gulfport completed its semi-annual borrowing base redetermination during which the borrowing base was reaffirmed at $1.1 billion with elected commitments remaining at $900 million.

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
As of December 31, 2024, the Company had $38.0 million outstanding borrowings under the Credit Facility, $63.8 million in letters of credit outstanding and was in compliance with all covenants under the credit agreement.
For the years ended December 31, 2024 and 2023, the Credit Facility bore interest at a weighted average rate of 8.23% and 8.15%, respectively.
Interest Expense
The following schedule shows the components of interest expense for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Cash paid for interest	$51,177	$57,967	$57,685
Change in accrued interest	9,368	(7)	(826)
Capitalized interest	(4,771)	(4,147)	—
Amortization of loan costs	4,208	3,256	2,914
Other	—	—	—
Total interest expense	$59,982	$57,069	$59,773

The Company capitalized $4.8 million and $4.1 million in interest expense for the years ended December 31, 2024 and 2023, respectively, to undeveloped oil and natural gas properties. The Company did not capitalize interest expense for the year ended December 31, 2022.
Fair Value of Debt
At December 31, 2024, the carrying value of the outstanding debt represented by the 2026 Senior Notes and 2029 Senior Notes were approximately $25.7 million and $639.2 million, respectively. Based on the quoted market prices (Level 1), the fair value of the 2026 Senior Notes and 2029 Senior Notes was determined to be approximately $26.0 million and $655.0 million, respectively, at December 31, 2024.
5.MEZZANINE EQUITY
The Company's amended and restated certificate of incorporation provides for, among other things, (i) the authority to issue 42 million shares of common stock with a par value of $0.0001 per share and (ii) the designation of 110,000 shares of preferred stock, with a par value of $0.0001 per share and a liquidation preference of $1,000 per share (the “Liquidation Preference”).
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
Each holder of shares of preferred stock has the right (the “Conversion Right”), at its option and at any time, to convert all or a portion of the shares of preferred stock that it holds into a number of shares of common stock equal to the quotient obtained by dividing (x) the product obtained by multiplying (i) the Liquidation Preference times (ii) an amount equal to one (1) plus the Per Share Makewhole Amount (as defined in the Preferred Terms) on the date of conversion, by (y) $14.00 per share (as may be adjusted under the Preferred Terms). The shares of preferred stock outstanding at December 31, 2024 would convert to 2.7 million shares of common stock if all holders of preferred stock exercised their Conversion Right.
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
Dividends and Conversions
During the years ended December 31, 2024, 2023 and 2022 the Company paid $4.2 million, $4.8 million and $5.4 million, respectively, of cash dividends to holders of our preferred stock.

The following table summarizes activity of the Company’s preferred stock for the years ended December 31, 2024 and 2023:

	Year Ended December 31, 2024	Year Ended December 31, 2023
Preferred stock, beginning of period	44,214	52,295
Issuance of preferred stock	—	—
Conversion of preferred stock	(6,866)	(8,081)
Preferred stock, end of period	37,348	44,214
6.EQUITY
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
Stock Repurchase Program
In November 2021 the Company's Board of Directors approved the Repurchase Program to acquire up to $100 million of common stock, which has subsequently been increased up to $1 billion and extended through December 31, 2025. Purchases under the Repurchase Program may be made from time to time in open market or privately negotiated transactions, and will be subject to available liquidity, market conditions, credit agreement restrictions, applicable legal requirements, contractual obligations and other factors. The Repurchase Program does not require the Company to acquire any specific number of shares of common stock. The Company intends to purchase shares under the Repurchase Program with available funds while maintaining sufficient liquidity to fund its capital development program. The Repurchase Program may be suspended from time to time, modified, extended or discontinued by the Board of Directors at any time.

The following table summarizes activity under the Repurchase Program for the year ended December 31, 2024 (number of shares and dollar value of shares purchased shown in thousands):

	Total Number of Shares Purchased	Dollar Value of Shares Purchased	Average Price Paid Per Share
First quarter 2024	210	$29,492	$140.39
Second quarter 2024	161	25,000	155.65
Third quarter 2024	341	49,862	146.17
Fourth quarter 2024	491	80,123	163.13
Total	1,203	$184,477	$153.35
As of December 31, 2024, the Company has repurchased 5.6 million shares for $584.1 million at a weighted average price of $104.88 per share since the inception of the Repurchase Program.
7.STOCK-BASED COMPENSATION
In May 2021, the Board of Directors adopted the Incentive Plan with a share reserve of 2.8 million shares of common stock. The Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalents and performance awards or any combination of the foregoing.
The Company has granted both restricted stock units and performance vesting restricted stock units to employees and directors pursuant to the Incentive Plan, as discussed below. During the years ended December 31, 2024 and 2023, the Company's stock-based compensation expense was $16.4 million and $12.3 million of which the Company capitalized $5.4 million and $4.0 million, respectively, relating to its exploration and development efforts. Stock compensation expense, net of the amounts capitalized, is included in general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2024, the Company has awarded an aggregate of approximately 444,493 restricted stock units and approximately 462,982 performance vesting restricted stock units under the Incentive Plan.
The vesting for certain share-based awards was accelerated in the first three months of 2023 in conjunction with the restructuring activities described in Note 13 and is included in restructuring costs in the accompanying consolidated statement of operations.

The following table summarizes activity for the years ended December 31, 2022, 2023 and 2024:

	Number of Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Unvested Performance Vesting Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested shares as of December 31, 2021	198,413	$66.04	153,138	$48.54
Granted	78,192	96.90	37,666	66.82
Vested	(67,564)	65.91	—	—
Forfeited/canceled	(11,269)	80.11	—	—
Unvested shares as of December 31, 2022	197,772	$77.49	190,804	$52.15
Granted	104,901	88.59	83,820	58.39
Vested	(101,804)	75.75	—	—
Forfeited/canceled	(7,267)	91.61	(19,046)	49.37
Unvested shares as of December 31, 2023	193,602	$83.89	255,578	$54.40
Granted(1)	75,476	152.79	188,358	81.90
Vested	(96,942)	81.14	(265,797)	48.65
Forfeited/canceled	(5,122)	114.91	—	—
Unvested shares as of December 31, 2024	167,014	$115.67	178,139	$92.06
_____________________
(1)    The table includes the impacts of performance share units granted in a prior year that vested higher than 100% of target due to the Company's TSR performance compared to peers.
The aggregate fair value of share-based awards that vested during the years ended December 31, 2024, 2023 and 2022, was approximately $56.8 million, $9.9 million and $5.9 million, respectively, based on the stock price at the time of vesting.
Restricted Stock Units
Restricted stock units awarded under the Incentive Plan generally vest over a period of 3 years in the case of employees and 1 or 4 years in the case of directors upon the recipient meeting applicable service requirements. Stock-based compensation expense is recorded ratably over the service period. The grant date fair value of restricted stock units represents the closing market price of the Company's common stock on the date of the grant. Unrecognized compensation expense as of December 31, 2024, was $12.1 million. The expense is expected to be recognized over a weighted average period of 1.72 years.
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
The table below summarizes the assumptions used in the Monte Carlo simulation to determine the grant date fair value of awards granted during the years ended December 31, 2022, 2023 and 2024:

Grant date	April 29, 2022	January 24, 2023	March 3, 2023	April 3, 2023	March 1, 2024
Forecast period (years)	3	3	3	3	3
Risk-free interest rates	2.87%	3.88%	4.64%	3.79%	4.36%
Implied equity volatility	88.4%	87.2%	86.4%	70.8%	46.7%
Stock price on the date of grant	$93.98	$72.99	$82.20	$79.50	$142.00

Unrecognized compensation expense as of December 31, 2024, related to performance vesting restricted shares was $8.0 million. The expense is expected to be recognized over a weighted average period of 1.73 years.
8.REVENUE FROM CONTRACTS WITH CUSTOMERS
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
Contract Balances
Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $155.9 million and $122.5 million as of December 31, 2024 and December 31, 2023, respectively, and are reported in accounts receivable - oil, natural gas, and natural gas liquids sales in the accompanying consolidated balance sheets. The Company currently has no assets or liabilities related to its revenue contracts, including no upfront or rights to deficiency payments.
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

9.LEASES
Nature of Leases
The Company has operating leases on certain equipment with remaining lease durations in excess of one year. The Company recognizes a right-of-use asset and lease liability on the balance sheet for all leases with lease terms of greater than one year. Short-term leases that have an initial term of one year or less are not capitalized.
The Company has entered into contracts for drilling rigs with varying terms with third parties to ensure operational continuity, cost control and rig availability in its operations. The Company has concluded its drilling rig contracts are operating leases as the assets are identifiable and the Company has the right to control the identified assets. The Company's drilling rig commitments are typically structured with an initial term of less than one year. At December 31, 2024, the Company had one active long-term drilling rig contract. These agreements typically include renewal options at the end of the initial term. Due to the nature of the Company's drilling schedules and potential volatility in commodity prices, the Company is unable to determine at contract commencement with reasonable certainty if the renewal options will be exercised; therefore, renewal options are not considered in the lease term for drilling contracts. The operating lease liabilities associated with these rig commitments, when applicable, are based on the minimum contractual obligations, primarily standby rates, and do not include variable amounts based on actual activity in a given period. Pursuant to the full cost method of accounting, these costs are capitalized as part of oil and natural gas properties on the accompanying consolidated balance sheets. A portion of drilling costs are borne by other interest owners in our wells.
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
Future amounts due under operating lease liabilities as of December 31, 2024, were as follows (in thousands):

2025	$5,657
2026	561
2027	10
2028	—
2029	—
Total lease payments	$6,228
Less: imputed interest	(129)
Total	$6,099

Lease costs incurred for the years ended December 31, 2024 and 2023 consisted of the following (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023
Operating lease cost	$12,828	$13,752
Variable lease cost	—	—
Short-term lease cost	26,817	28,691
Total lease cost(1)	$39,645	$42,443
_____________________
(1)    The majority of the Company's total lease cost was capitalized to the full cost pool, and the remainder was included in either lease operating expenses or general and administrative expenses in the accompanying consolidated statements of operations.
The weighted-average remaining lease term as of December 31, 2024, was 0.76 years. The weighted-average discount rate used to determine the operating lease liability as of December 31, 2024, was 6.25%.
10.INCOME TAXES
Details of income tax provisions and deferred income taxes from continuing operations are provided in the following tables.
The components of income tax benefits were as follows (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Current:
State	$—	$—	$—
Federal	—	—	—
Deferred:
State	11,747	(26,704)	—
Federal	(67,824)	(498,452)	—
Total income tax benefit provision	$(56,077)	$(525,156)	$—
A reconciliation of the statutory federal income tax amount to the recorded benefit follows (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Income (loss) before federal income taxes	$(317,463)	$945,760	$494,701
Expected income tax at statutory rate	(66,668)	198,610	103,887
State income taxes	4,765	(2,581)	2,227
Remeasurement of state deferred tax asset	54	—	13,869
Return to provision	5,800	(5,592)	(17,075)
Other differences	1,857	1,982	1,117
Change in valuation allowance due to current year activity	(1,885)	(717,575)	(104,025)
Income tax benefit recorded	$(56,077)	$(525,156)	$—
For the year ended December 31, 2024, the Company's effective tax rate was 18% and an income tax benefit of $56.1 million. For the year ended December 31, 2023, the Company's effective tax rate was (56)% and an income tax benefit of $525.2 million. For the year ended December 31, 2022, the Company's effective tax rate was 0%. The higher effective income tax rate for the year ended December 31, 2024, is primarily related to the valuation allowance the Company released during the year ended December 31, 2023.

The tax effects of temporary differences and net operating loss carryforwards, which give rise to deferred tax assets and liabilities at December 31, 2024 and December 31, 2023 are estimated as follows (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023
Deferred tax assets:
Net operating loss carryforward and tax credits	$345,770	$399,017
Oil and gas property basis difference	194,412	143,769
Investment in pass through entities	65,210	68,114
Stock-based compensation expense	1,821	1,262
Change in fair value of derivative instruments	6,106	—
Other assets	56,849	52,730
Total deferred tax assets	670,168	664,892
Valuation allowance for deferred tax assets	(83,695)	(85,757)
Deferred tax assets, net of valuation allowance	586,473	579,135
Deferred tax liabilities:
Change in fair value of derivative instruments	3,401	50,448
Right of use asset	1,281	3,003
Other	558	528
Total deferred tax liabilities	5,240	53,979
Net deferred tax asset	$581,233	$525,156
At each reporting period, the Company weighs all available positive and negative evidence to determine whether its deferred tax assets are more likely than not to be realized. A valuation allowance for deferred tax assets, including net operating losses, is recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized. To assess the likelihood, the Company uses estimates and judgment regarding future taxable income and considers the tax laws in the jurisdiction where such taxable income is generated, to determine whether a valuation allowance is required. Such evidence can include current financial position, results of operations, both actual and forecasted, the reversal of deferred tax liabilities and tax planning strategies as well as the current and forecasted business economics of the oil and gas industry. Based upon the Company’s analysis, the Company currently believes it is more-likely-than-not that a portion of the Company's federal and state deferred tax assets will be utilized. The Company has maintained a $83.7 million valuation allowance associated with its federal and state deferred tax assets.
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
The Company has an available federal tax net operating loss carryforward estimated at approximately $1.6 billion as of December 31, 2024. These federal net operating loss carryforwards of approximately $264.5 million generated in tax years prior to 2018 will begin to expire in 2036. As a result of the Tax Cuts and Jobs Act, the 2018 through 2024 federal NOL carryforwards of $1.3 billion have no expiration. The Company also has state net operating loss carryovers of approximately $394.5 million that will begin to expire in 2025.
As of December 31, 2024, we had no liability for uncertain tax positions.

11.EARNINGS (LOSS) PER SHARE
Basic income or loss per share attributable to common stockholders is computed as (i) net income or loss less (ii) dividends paid to holders of preferred stock less (iii) net income or loss attributable to participating securities divided by (iv) weighted average basic shares outstanding. Diluted net income or loss per share attributable to common stockholders is computed as (i) basic net income or loss attributable to common stockholders plus (ii) diluted adjustments to income allocable to participating securities divided by (iii) weighted average diluted shares outstanding. The “if-converted” method is used to determine the dilutive impact for the Company's convertible preferred stock and the treasury stock method is used to determine the dilutive impact of unvested restricted stock.
There were 0.3 million shares of restricted stock that were considered anti-dilutive for the year ended December 31, 2024. There were 0.3 million and 0.2 million shares of restricted stock that were considered dilutive for the years ended December 31, 2023 and 2022, respectively. There were 2.7 million, 3.2 million and 3.7 million potential shares of common stock issuable due to the Company's convertible preferred stock for the years ended December 31, 2024, 2023 and 2022, respectively.
Reconciliations of the components of basic and diluted net (loss) income per common share are presented in the table below (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Net (loss) income	$(261,386)	$1,470,916	$494,701
Dividends on preferred stock	(4,230)	(4,840)	(5,444)
Participating securities - preferred stock(1)	—	(212,360)	(76,401)
Net (loss) income attributable to common stockholders	$(265,616)	$1,253,716	$412,856
Re-allocation of participating securities	—	2,475	512
Diluted net (loss) income attributable to common stockholders	$(265,616)	$1,256,191	$413,368
Basic Shares	18,050	18,645	20,185
Dilutive Shares	18,050	18,902	20,347
Basic EPS	$(14.72)	$67.24	$20.45
Dilutive EPS	$(14.72)	$66.46	$20.32
_____________________
(1)    Preferred stock represents participating securities because it participates in any dividends on shares of common stock on a pari passu, pro rata basis. However, preferred stock does not participate in undistributed net losses.
12.DERIVATIVE INSTRUMENTS
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

The Company does not currently have any commodity derivative transactions that have margin requirements or collateral provisions that would require payments prior to the scheduled settlement dates. The Company's commodity derivative contract counterparties are typically financial institutions and energy trading firms with investment-grade credit ratings. Gulfport routinely monitors and manages its exposure to counterparty risk by requiring specific minimum credit standards for all counterparties, actively monitoring counterparties' public credit ratings and avoiding the concentration of credit exposure by transacting with multiple counterparties. The Company has master netting agreements with some counterparties that allow the offsetting of receivables and payables in a default situation. As of December 31, 2024, our commodity derivative contracts were spread among 12 counterparties.
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
The Company has entered into natural gas, crude oil and NGL fixed price swap contracts based off the NYMEX Henry Hub, NYMEX WTI and Mont Belvieu C3 indices. Below is a summary of the Company's open fixed price swap positions as of December 31, 2024:

	Index	Daily Volume	Weighted Average Price
Natural Gas		(MMBtu/d)	($/MMBtu)
2025	NYMEX Henry Hub	250,000	$3.82
2026	NYMEX Henry Hub	200,000	$3.64

Oil		(Bbl/d)	($/Bbl)
2025	NYMEX WTI	2,000	$74.50

NGL		(Bbl/d)	($/Bbl)
2025	Mont Belvieu C3	2,504	$29.97
2026	Mont Belvieu C3	496	$29.51
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
The Company has entered into natural gas costless collars based off the NYMEX Henry Hub index. Below is a summary of the Company's costless collar positions as of December 31, 2024:

	Index	Daily Volume	Weighted Average Floor Price	Weighted Average Ceiling Price
Natural Gas		(MMBtu/d)	($/MMBtu)	($/MMBtu)
2025	NYMEX Henry Hub	220,000	$3.37	$4.23
2026	NYMEX Henry Hub	90,000	$3.35	$4.10

From time to time the Company has sold natural gas call options in exchange for a premium, and used the associated premiums received to enhance the fixed price for a portion of the fixed price natural gas swaps. Each sold call option has an established ceiling price. If at the time of settlement the referenced settlement price exceeds the ceiling price, the Company pays its counterparty an amount equal to the difference between the referenced settlement price and the price ceiling multiplied by the hedged contract volumes. No payment is due from either party if the referenced settlement price is below the price ceiling. Below is a summary of the Company's open sold call option positions as of December 31, 2024:

	Index	Daily Volume	Weighted Average Ceiling Price
Natural Gas		(MMBtu/d)	($/MMBtu)
2025	NYMEX Henry Hub	193,315	$5.80
In addition, the Company has entered into natural gas basis swap positions. These instruments are arrangements that guarantee a fixed price differential to NYMEX Henry Hub from a specified delivery point. The Company receives the fixed price differential and pays the floating market price differential to the counterparty for the hedged commodity. As of December 31, 2024, the Company had the following natural gas basis swap positions open:

	Gulfport Pays	Gulfport Receives	Daily Volume	Weighted Average Fixed Spread
Natural Gas			(MMBtu/d)	($/MMBtu)
2025	Rex Zone 3	NYMEX Plus Fixed Spread	110,000	$(0.20)
2025	NGPL TXOK	NYMEX Plus Fixed Spread	40,000	$(0.29)
2025	TETCO M2	NYMEX Plus Fixed Spread	230,000	$(0.96)
2025	Transco Station 85	NYMEX Plus Fixed Spread	5,000	$0.38
2025	TGP 500	NYMEX Plus Fixed Spread	10,000	$0.31
2026	Rex Zone 3	NYMEX Plus Fixed Spread	40,000	$(0.19)
2026	NGPL TXOK	NYMEX Plus Fixed Spread	30,000	$(0.30)
2026	TETCO M2	NYMEX Plus Fixed Spread	130,000	$(0.98)
2026	Transco Station 85	NYMEX Plus Fixed Spread	5,000	$0.52
2026	TGP 500	NYMEX Plus Fixed Spread	10,000	$0.54
Balance Sheet Presentation
The Company reports the fair value of derivative instruments on the consolidated balance sheets as derivative instruments under current assets, noncurrent assets, current liabilities, and noncurrent liabilities on a gross basis. The Company determines the current and noncurrent classification based on the timing of expected future cash flows of individual trades. The following table presents the fair value of the Company's derivative instruments on a gross basis at December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024	December 31, 2023
Short-term derivative asset	$58,085	$233,226
Long-term derivative asset	6,003	47,566
Short-term derivative liability	(41,889)	(21,963)
Long-term derivative liability	(35,081)	(18,602)
Total commodity derivative position	$(12,882)	$240,227

Gains and Losses
The following table presents the gain and loss recognized in net gain (loss) on natural gas, oil and NGL derivatives in the accompanying consolidated statements of operations for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Natural gas derivatives - fair value (losses) gains	$(251,019)	$584,563	$32,797
Natural gas derivatives - settlement gains (losses)	284,626	146,381	(1,002,098)
Total gains (losses) on natural gas derivatives	33,607	730,944	(969,301)

Oil and condensate derivatives - fair value gains	2,351	5,971	6,618
Oil and condensate derivatives - settlement gains (losses)	166	(3,272)	(39,163)
Total gains (losses) on oil and condensate derivatives	2,517	2,699	(32,545)

NGL derivatives - fair value (losses) gains	(4,442)	(2,414)	14,648
NGL derivatives - settlement (losses) gains	(2,155)	9,090	(12,549)
Total (losses) gains on NGL derivatives	(6,597)	6,676	2,099

Total gains (losses) on natural gas, oil and NGL derivatives	$29,527	$740,319	$(999,747)
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

	As of December 31, 2024
	Gross Assets (Liabilities) Presented in the Consolidated Balance Sheets	Gross Amounts Subject to Master Netting Agreements	Net Amount
Derivative assets	$64,088	$(49,343)	$14,745
Derivative liabilities	$(76,970)	$49,343	$(27,627)

	As of December 31, 2023
	Gross Assets (Liabilities) Presented in the Consolidated Balance Sheets	Gross Amounts Subject to Master Netting Agreements	Net Amount
Derivative assets	$280,792	$(30,866)	$249,926
Derivative liabilities	$(40,565)	$30,866	$(9,699)
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

13.RESTRUCTURING COSTS
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
14.INVESTMENTS
Grizzly Oil Sands ULC
The Company, through its wholly owned subsidiary Grizzly Holdings, owns an approximate 24.5% interest in Grizzly, a Canadian unlimited liability company. As of December 31, 2024, Grizzly had approximately 830,000 acres under lease in the Athabasca, Peace River and Cold Lake oil sands regions of Alberta, Canada. The Company has not paid any cash calls since its decision to cease funding further capital calls in 2019. Grizzly’s functional currency is the Canadian dollar.
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

Financial assets and liabilities
The following tables summarize the Company’s financial and non-financial assets and liabilities by valuation level as of December 31, 2024 and December 31, 2023 (in thousands):

	December 31, 2024
	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$—	$64,088	$—
Contingent consideration arrangement	$—	$—	$2,700
Total assets	$—	$64,088	$2,700
Liabilities:
Derivative instruments	$—	$76,970	$—

	December 31, 2023
	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$—	$280,792	$—
Contingent consideration arrangement	$—	$—	$2,900
Total assets	$—	$280,792	$2,900
Liabilities:
Derivative instruments	$—	$40,565	$—
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
The Company's SCOOP water infrastructure sale, which closed in the first quarter of 2020, included a contingent consideration arrangement. As of December 31, 2024, the fair value of the contingent consideration was $2.7 million, of which $0.5 million is included in prepaid expenses and other current assets and $2.2 million is included in other assets in the accompanying consolidated balance sheets. The fair value of the contingent consideration arrangement is calculated using discounted cash flow techniques and is based on internal estimates of the Company's future development program and water production levels. Given the unobservable nature of the inputs, the fair value measurement of the contingent consideration arrangement is deemed to use Level 3 inputs. The Company has elected the fair value option for this contingent consideration arrangement and, therefore, records changes in fair value in earnings. The Company recognized an immaterial gain for the year ended December 31, 2024 and a loss of $1.4 million for the year ended December 31, 2023, with respect to this contingent consideration arrangement. These fair value changes are included in Other, net in the accompanying consolidated statements of operations.
Non-financial assets and liabilities
The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties. Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. See Note 3 for further discussion of the Company’s asset retirement obligations. Asset retirement obligations incurred were $0.7 million and $0.6 million for the years ended December 31, 2024 and 2023, respectively.
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

16.RELATED PARTY TRANSACTIONS
Stock Repurchase Program
The following table summarizes the Company's purchases of its common stock from Silver Point Capital, L.P. for the years ended December 31, 2023 and 2024 (dollar value of shares purchased shown in thousands):

Date of Transaction	Shares Repurchased	Repurchase Amount	Closing Date
June 22, 2023(1)	215,060	$20,430	June 26, 2023
December 07, 2023	146,455	$20,000	December 11, 2023
March 19, 2024	97,219	$15,002	March 19, 2024
September 19, 2024	170,000	$24,863	September 25, 2024
November 21, 2024	150,000	$26,340	December 03, 2024
December 19, 2024	79,410	$12,929	December 26, 2024
_____________________
(1)    Concurrent with the closing of the June 2023 offering transaction discussed in Note 6.
The repurchases are part of the Company's existing Repurchase Program. Upon closing of the transactions, the repurchased common stock was canceled.
17.COMMITMENTS
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
A summary of these commitments at December 31, 2024, are set forth in the table below (in thousands):

2025	$140,434
2026	134,281
2027	136,448
2028	136,604
2029	136,762
Thereafter	463,417
Total	$1,147,946
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

A summary of these volume commitments at December 31, 2024, are set forth in the table below (MMBtu per day):

2025	68,000
2026	75,000
2027	12,000
2028	—
Thereafter	—
Total	155,000
Other Operational Commitments
The Company entered into various contractual commitments to purchase inventory and other material to be used in future activities. The Company's commitment to purchase these materials exists through 2025, with approximately $13.8 million remaining.
Contributions to 401(k) Plan
Gulfport sponsors a 401(k) plan under which eligible employees may contribute a portion of their total compensation up to the maximum threshold through salary deferrals. The plan is considered a Safe Harbor 401(k) and provides a company match on 100% of salary deferrals that do not exceed 6% of compensation. The Company may also make discretionary elective contributions to the plan. The following table summarizes the contributions expenses related to this plan for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Contributions expense	$1,749	$1,549	$1,386
18.CONTINGENCIES
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

The Company received Notice and Finding of Violations (“NOV/FOVs”) from the USEPA alleging violations of the Clean Air Act at 17 locations in Ohio between 2013 and 2019. On January 22, 2020, the Company entered a Consent Decree with the Department of Justice and USEPA addressing Gulfport's failure to capture and control air emissions from storage vessels and to comply with associated inspection, recordkeeping, and reporting requirements. During the process of terminating the Consent Decree, the Company was informed that there were untimely repairs on a number of locations subject to the Company's Consent Decree that failed to comply with Subpart OOOO or Permit to Install and Operate Applications. On July 31, 2024, the Company received a NOV/FOV from USEPA related to the alleged untimely repairs. While these repairs have been completed, resolution of the matter may result in monetary sanctions exceeding $300,000. The Company also received a Demand for Stipulated Penalties for Certain Instances of Alleged Non-Compliance with Consent Decree Requirements from the United States Department of Justice (“USDOJ”) on September 5, 2024. The Company paid a $97,500 penalty to resolve the USDOJ demand for stipulated penalties.
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
In January 2025, Grace E. Moore Great Grandchildren Trust of 2006, Joseph Gorsha, Damon Faldowski, Damon Faldowski II, and Mark Faldowski, individually and on behalf of all others similarly situated, filed a class action against Gulfport and another natural gas producer in the United States District Court, Southern District of Ohio, Eastern Division. The lawsuit alleges, among other things, that defendants underpaid royalties to the plaintiffs in connection with the production and sale of natural gas and NGL. The lawsuit seeks compensatory damages, injunctive relief regarding royalty payment practices, restitution, disgorgement of profits, prejudgment interest, post-judgment interest, attorney’s fees, and costs. Given the preliminary nature of this action, we are currently unable to estimate what, if any, liability may result from this matter.
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
The Company maintains cash balances at several banks. Accounts at each institution are insured by the Federal Deposit Insurance Corporation. At December 31, 2024, Gulfport held no cash in excess of insured limits in these banks.
During the years ended December 31, 2024 and 2023, one customer accounted for approximately 15% and 12%, respectively, of the Company's total sales. During the year ended December 31, 2022, two customers accounted for approximately 31% of the Company's total sales. The Company does not believe that the loss of any of these customers would have a material adverse effect on its natural gas, oil and condensate and NGL sales as alternative customers are readily available.
19.SUBSEQUENT EVENTS
Natural gas, Oil and NGL Derivative Instruments
Subsequent to December 31, 2024 and as of February 20, 2025, the Company entered into the following derivative contracts:

Period	Type of Derivative Instrument	Index	Daily Volume	Weighted Average Price
Natural Gas			(MMBtu/d)	($/MMBtu)
2025	Swaps	NYMEX Henry Hub	18,301	$3.85
2026	Basis Swaps	Rex Zone 3	40,000	$(0.17)
Oil			(Bbl/d)	($/Bbl)
2025	Swaps	NYMEX WTI	1,000	$70.87
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
The following table provides historical revenue and cost information relating to the Company’s oil and gas operations located entirely in the United States:
Capitalized Costs Related to Oil and Gas Producing Activities (in thousands)

	Year Ended December 31, 2024	Year Ended December 31, 2023
Proved properties	$3,349,805	$2,904,519
Unproved properties	221,650	204,233
Total oil and natural gas properties	3,571,455	3,108,752
Accumulated depletion and amortization	(1,559,546)	(862,253)
Net capitalized costs	$2,011,909	$2,246,499

Costs Incurred in Oil and Gas Property Acquisition, Development and Exploratory Activities (in thousands)

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Acquisition	$89,646	$93,905	$29,675
Development	373,284	419,431	441,458
Exploratory	—	—	—
Total	$462,930	$513,336	$471,133
Capitalized interest is included as part of the cost of oil and natural gas properties. The Company capitalized $4.8 million and $4.1 million for the years ended December 31, 2024 and 2023, respectively, based on the Company's weighted average cost of borrowings used to finance expenditures. The Company did not capitalize interest expense for the year ended December 31, 2022.
In addition to capitalized interest, the Company capitalized internal costs totaling $25.3 million, $22.8 million and $20.2 million during the years ended December 31, 2024, 2023, and 2022, respectively, which were directly related to the acquisition, exploration and development of the Company's oil and natural gas properties.
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

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Revenues	$928,604	$1,051,383	$2,330,859
Production costs	(451,086)	(450,996)	(482,175)
Depletion	(324,078)	(318,473)	(266,449)
Impairment	(373,214)	—	—
Income tax benefit	56,077	525,156	—
Results of operations from producing activities	$(163,697)	$807,070	$1,582,235
Depletion per Mcf of gas equivalent (Mcfe)	$0.84	$0.83	$0.74

Oil and Natural Gas Reserves
The following table presents estimated volumes of proved developed and undeveloped oil and gas reserves as of December 31, 2024, 2023 and 2022 and changes in proved reserves during the last three years. The reserve reports use an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the 12-month period ended December 31, 2024, 2023 and 2022, in accordance with guidelines of the SEC applicable to reserves estimates. The prices used for the 2024 reserve report are $76.32 per barrel of oil, $2.13 per MMbtu and $31.30 per barrel for NGL, adjusted by lease for transportation fees and regional price differentials, and for oil and gas reserves, respectively. The prices used at December 31, 2023 and 2022 for reserve report purposes are $78.21 per barrel, $2.64 per MMbtu and $31.42 per barrel for NGL and $94.14 per barrel, $6.36 per MMbtu and $47.86 per barrel for NGL, respectively.
Gulfport emphasizes that the volumes of reserves shown below are estimates which, by their nature, are subject to revision. The estimates are made using all available geological and reservoir data, as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.

	Oil (MMBbl)	Natural Gas (Bcf)	NGL (MMBbl)	Natural Gas Equivalent (Bcfe)
Proved Reserves
December 31, 2021	16	3,478	54	3,898
Purchases of reserves	—	—	—	—
Extensions and discoveries	3	391	5	439
Sales of reserves	—	—	—	—
Revisions of prior reserve estimates	—	66	—	70
Current production	(2)	(322)	(4)	(359)
December 31, 2022	18	3,612	54	4,048
Purchases of reserves	—	—	—	—
Extensions and discoveries	6	875	14	996
Sales of reserves	—	—	—	—
Revisions of prior reserve estimates	(4)	(411)	(1)	(445)
Current production	(1)	(350)	(4)	(385)
December 31, 2023	19	3,725	63	4,214
Purchases of reserves	—	—	—	—
Extensions and discoveries	5	398	20	547
Sales of reserves	—	—	—	—
Revisions of prior reserve estimates	—	(413)	1	(406)
Current production	(1)	(354)	(4)	(386)
December 31, 2024	22	3,356	80	3,969
Proved developed reserves
December 31, 2021	8	1,928	31	2,165
December 31, 2022	9	2,034	34	2,295
December 31, 2023	6	1,980	31	2,203
December 31, 2024	7	1,879	31	2,109
Proved undeveloped reserves
December 31, 2021	8	1,550	22	1,733
December 31, 2022	9	1,578	20	1,752
December 31, 2023	12	1,746	32	2,011
December 31, 2024	15	1,478	49	1,861
Totals may not sum or recalculate due to rounding.

In 2024, the Company experienced extensions of 547.5 Bcfe of estimated proved reserves, which were primarily attributable to the Company's continued development of its Utica/Marcellus and SCOOP acreages. Of the total extensions, 340.7 Bcfe was attributable to the addition of 33 Utica PUD locations, 92.4 Bcfe was attributable to the addition of 13 Marcellus PUD locations, and 114.4 Bcfe was attributable to the addition of 16 SCOOP PUD locations. The Company experienced total downward revisions of 406.0 Bcfe in estimated proved reserves. These consisted of upward revisions of 16.2 Bcfe as a result of positive well performance and 171.2 Bcfe due to an increase in working interest and net revenue interest as a result of our successful leasing efforts through 2024. These were offset by downward revisions of 487.9 Bcfe which were due to commodity price changes. Commodity prices experienced volatility throughout 2024 and the 12-month average price for natural gas decreased from $2.64 per MMBtu for 2023 to $2.13 per MMBtu for 2024, the 12-month average price for NGL decreased from $31.42 per barrel for 2023 to $31.30 per barrel for 2024, and the 12-month average price for crude oil decreased from $78.21 per barrel for 2023 to $76.32 per barrel for 2024. Additionally, downward revisions of 172.4 Bcfe were primarily a result of development schedule changes with some PUD well design changes. The schedule changes moved the development of 11 Utica/Marcellus PUD locations and 6 SCOOP PUD locations beyond the SEC requirement of developing these wells five years from initial booking. The development schedule changes reflect our ongoing commitment to optimizing the long-term plan to best develop our asset and maximize cash flow and overall economic returns. These locations excluded from our SEC reserves report remain in Gulfport's development plan. Finally, upward revisions of 66.9 Bcfe were a result of a combination of various economic assumption updates.
In 2023, the Company experienced extensions of 995.7 Bcfe of estimated proved reserves, which were primarily attributable to the Company's continued development of its Utica/Marcellus and SCOOP acreages. Of the total extensions, 789.2 Bcfe was attributable to the addition of 67 Utica PUD locations, 88.6 Bcfe was attributable to the addition of 12 Marcellus PUD locations, and 110.4 Bcfe was attributable to the addition of 14 SCOOP PUD locations. The Company experienced total downward revisions of 444.9 Bcfe in estimated proved reserves. These consisted of upward revisions of 24.9 Bcfe as a result of positive well performance and 293.9 Bcfe due to an increase in working interest and net revenue interest as a result of our successful leasing efforts through 2023. These were offset by downward revisions of 554.9 Bcfe which were primarily a result of development schedule changes with some PUD well design changes. The schedule changes moved the development of 36 Utica/Marcellus PUD locations and 8 SCOOP PUD locations beyond the SEC requirement of developing these wells five years from initial booking. The development schedule changes reflect our ongoing commitment to optimizing the long-term plan to best develop our asset and maximize cash flow and overall economic returns. These locations excluded from our SEC reserves report remain in Gulfport's development plan. Additionally, downward revisions of 159.7 Bcfe due to commodity price changes. Commodity prices experienced volatility throughout 2023 and the 12-month average price for natural gas decreased from $6.36 per MMBtu for 2022 to $2.64 per MMBtu for 2023, the 12-month average price for NGL increased from $47.86 per barrel for 2022 to $31.42 per barrel for 2023, and the 12-month average price for crude oil decreased from $94.14 per barrel for 2022 to $78.21 per barrel for 2023. Finally, downward revisions of 49.1 Bcfe were a result of a combination of various economic assumption updates.
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

Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves
The following tables present the estimated future cash flows, and changes therein, from Gulfport’s proven oil and gas reserves as of December 31, 2024, 2023 and 2022 using an unweighted average first-of-the-month price for the year January through December 31, 2024, 2023 and 2022. The average gas prices used were $2.13, $2.64 and $6.36 per MMbtu, for the years ended December 31, 2024, 2023 and 2022, respectively. The average oil prices used were $76.32, $78.21 and $94.14 per Bbl, for the years ended December 31, 2024, 2023 and 2022, respectively. The average NGL prices used were $31.30, $31.42 and $47.86 per Bbl, for the years ended December 31, 2024, 2023 and 2022, respectively.
Year ended operating expenses, development costs and appropriate statutory income tax rates, with consideration of future tax rates, were used to compute the future net cash flows. All cash flows were discounted at 10% to reflect the time value of cash flows, without regard to the risk of specific properties. The estimated future costs to develop proved developed non-producing and proved undeveloped reserves are approximately $280.2 million in 2025, $318.8 million in 2026 and $259.2 million in 2027. Estimated future development costs include capital spending on major development projects. Gulfport believes cash flow from its operating activities, cash on hand and borrowings under its Credit Facility will be sufficient to cover these estimated future development costs.
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
The following table summarizes estimated future net cash flows from natural gas and crude oil reserves (in millions):

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Future cash flows	$10,474	$12,338	$26,677
Future development and abandonment costs	(1,498)	(1,625)	(1,588)
Future production costs	(5,268)	(5,641)	(5,872)
Future production taxes	(212)	(303)	(553)
Future income taxes	(23)	(63)	(2,609)
Future net cash flows	3,473	4,706	16,055
10% discount to reflect timing of cash flows	(1,726)	(2,323)	(7,776)
Standardized measure of discounted future net cash flows	$1,747	$2,383	$8,279
Totals may not sum or recalculate due to rounding.

Future development and abandonment costs include not only development costs but also all future costs to settle asset retirement obligations. The following table summarizes the total of all future costs to settle asset retirement obligations that are included in future development and abandonment costs above (in millions):

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Future asset retirement obligations	$240	$229	$222
Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves
The principal source of change in the standardized measure of discounted future net cash flows relating to proved reserves is presented in the table below (in millions):

	Year Ended December 31, 2024	Year Ended December 31, 2023	Year Ended December 31, 2022
Sales and transfers of oil and gas produced, net of production costs	$(478)	$(600)	$(1,849)
Net changes in prices, production costs, and development costs	(910)	(7,181)	5,130
Acquisition of oil and gas reserves in place	—	—	—
Extensions and discoveries	368	581	941
Previously estimated development costs incurred during the period	211	263	204
Revisions of previous quantity estimates, less related production costs	(21)	(278)	154
Sales of oil and gas reserves in place	—	—	(1)
Accretion of discount	238	828	414
Net changes in income taxes	16	1,219	(1,067)
Change in production rates and other	(60)	(728)	215
Total change in standardized measure of discounted future net cash flows	$(636)	$(5,896)	$4,141

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
As of December 31, 2024, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2024, our disclosure controls and procedures are effective.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2024, which materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in the 2013 Internal Control-Integrated Framework, management did not identify any material weaknesses in our internal control over financial reporting and concluded that our internal control over financial reporting was effective as of December 31, 2024.
Grant Thornton LLP, the independent registered public accounting firm that audited our financial statements for the year ended December 31, 2024 included with this Annual Report on Form 10-K, has also audited our internal control over financial reporting as of December 31, 2024, as stated in their accompanying report.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Gulfport Energy Corporation
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Gulfport Energy Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2024, and our report dated February 26, 2025 expressed an unqualified opinion on those financial statements.
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
February 26, 2025

ITEM 9B.	OTHER INFORMATION
The disclosures set forth below are provided in this Part II, Item 9B in lieu of separate disclosure under Items 5.02(b)-(c) and (e) of Form 8-K.
Trading Arrangements
During the year ended December 31, 2024, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).
Appointment of Chief Operating Officer
On February 24, 2025, Matthew Rucker was promoted to Executive Vice President, Chief Operating Officer, with a $500,000 base salary, 100% short-term incentive bonus target, and 400% long-term incentive award.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The names of executive officers and certain other senior officers of the Company and their ages, titles and biographies as of the date hereof are incorporated by reference from Item 1 of Part I of this report. The other information called for by this Item 10 is incorporated herein by reference to the definitive proxy statement to be filed by Gulfport pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 not later than 120 days after the close of our fiscal year ended December 31, 2024 (the 2025 Proxy Statement).

ITEM 11.	EXECUTIVE COMPENSATION
The information called for by this Item 11 is incorporated herein by reference to the 2025 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this Item 12 is incorporated herein by reference to the 2025 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this Item 13 is incorporated herein by reference to the 2025 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by this Item 14 is incorporated herein by reference to the 2025 Proxy Statement.

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

INDEX OF EXHIBITS
		Incorporated by Reference
Exhibit Number	Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Amended Joint Chapter 11 Plan of Reorganization of Gulfport Energy Corporation and its Debtor Subsidiaries.	8-K	001-19514	2.2	4/29/2021

3.1	Amended and Restated Certificate of Incorporation of Gulfport Energy Corporation.	8-K	001-19514	3.1	5/17/2021

3.2	Amended and Restated Bylaws of Gulfport Energy Corporation.	8-K	001-19514	3.2	5/17/2021

4.1	1145 Indenture, dated as of May 17, 2021, by and among Gulfport Energy Corporation, UMB Bank, National Association, as trustee, and the guarantors party thereto (including the form of note attached thereto).	8-K	001-19514	4.1	5/17/2021

4.2	4(a)(2) Indenture, dated as of May 17, 2021, by and among Gulfport Energy Corporation, UMB Bank, National Association, as trustee, and the guarantors party thereto (including the form of note attached thereto).	8-K	001-19514	4.2	5/17/2021

4.3	Indenture, dated September 13, 2024, among Gulfport Energy Operating Corporation, Gulfport Energy Corporation, the subsidiary guarantors party thereto and UMB Bank, National Association, as trustee.	8-K	001-19514	4.1	9/16/2024

4.4	Description of Securities Registered Pursuant to Section 12 of the Exchange Act.	10-K	001-19514	4.3	3/1/2023

10.1+	Gulfport Energy Corporation 2021 Stock Incentive Plan.	8-K	001-19514	10.6	5/17/2021

10.2+	Form of Employee Restricted Stock Unit Award Agreement, dated as of July 21, 2021.	10-Q	001-19514	10.7	8/9/2021

10.3+	Form of Director Restricted Stock Unit Award Agreement, dated as of July 21, 2021.	10-Q	001-19514	10.8	8/9/2021

10.4+	Form of Performance-Based Restricted Stock Unit Award Agreement, dated as of July 21, 2021.	10-Q	001-19514	10.9	8/9/2021

10.5+	Form of Indemnification Agreement.	S-4	333-199905	10.1	11/6/2014

10.6+	CEO Agreement Amendment by and among Timothy Cutt and Gulfport, effective as of September 2, 2021.	8-K	001-19514	10.1	9/7/2021

10.7+	Employment Agreement by and among William Buese and Gulfport, effective as of May 17, 2021.	8-K	001-19514	10.5	5/17/2021

10.8+	Employment Agreement between Gulfport Energy Corporation and Timothy Cutt, effective April 29, 2022.	10-Q	001-19514	10.2	5/4/2022

10.9+	Employment Agreement, by and between Gulfport Energy Corporation and John Reinhart, effective January 24, 2023.	8-K	001-19514	10.1	1/24/2023

10.10+	Indemnification Agreement, by and between Gulfport Energy Corporation and John Reinhart, effective January 24, 2023.	8-K	001-19514	10.2	1/24/2023

10.11+	Transition and Services Agreement, by and between Gulfport Energy Corporation and Timothy Cutt, effective February 1, 2023.	8-K	001-19514	10.3	1/24/2023

10.12	Cooperation Agreement, dated as of May 17, 2021, by and among Gulfport Energy Corporation and Silver Point Capital, L.P.	8-K	001-19514	10.3	5/17/2021

10.13	Registration Rights Agreement, dated as of May 17, 2021, by and among Gulfport Energy Corporation and the holders party thereto.	8-K	001-19514	10.2	5/17/2021

10.14*	Third Amended and Restated Credit Agreement, dated as of October 14, 2021, by and among Gulfport Energy Corporation, as holdings, Gulfport Energy Operating Corporation, as the borrower, JPMorgan Chase Bank, N.A., the lenders party thereto, and the guarantors party thereto.	8-K	001-19514	10.1	10/14/2021

10.15	Borrowing Base Redetermination Agreement and First Amendment to Credit Agreement, dated as of May 2, 2022.	10-Q	001-19514	10.1	5/4/2022

10.16	Borrowing Base Reaffirmation Agreement and Second Amendment to Credit Agreement, dated as of October 31, 2022.	10-Q	001-19514	10.1	11/2/2022

10.17+	Form of Employment Agreement.	10-K	001-19514	10.19	3/1/2023

10.18	Borrowing Base Reaffirmation Agreement and Third Amendment to Credit Agreement, dated as of May 1, 2023.	10-Q	001-19514	10.3	5/3/2023

10.19+	Change in Control Severance Agreement.	10-Q	001-19514	10.2	8/2/2023

10.20+	Employment Agreement between Gulfport Energy Corporation and Michael Hodges, effective April 3, 2023.	8-K	001-19514	10.1	4/3/2023

10.21+	Indemnification Agreement, by and between Gulfport Energy Corporation and Michael Hodges, effective April 3, 2023.	8-K	001-19514	10.2	4/3/2023

10.22	Commitment Increase, Borrowing Base Reaffirmation Agreement and Fourth Amendment to Credit Agreement dated September 12, 2024.	8-K	001-19514	10.1	9/16/2024

10.23+	Employment Agreement between Gulfport Energy Corporation and Patrick Craine, effective March 1, 2023.					X

10.24+	Employment Agreement between Gulfport Energy Corporation and Matthew Rucker, effective March 1, 2023.	X

10.25+	Employment Agreement between Gulfport Energy Corporation and Michael Sluiter, effective March 1, 2023.	X

10.26+	Form of Performance-Based Restricted Stock Unit Award Agreement, dated as of April 29, 2022.	X

10.27+	Form of Performance-Based Restricted Stock Unit Award Agreement, dated as of January 1, 2023.	X

10.28+	Form of Non-Executive Restricted Stock Unit Award Agreement, dated as of May 24, 2023.	X

10.29+	Form of Director Restricted Stock Unit Award Agreement, dated as of May 24, 2023.	X

10.30+	Form of Performance-Based Restricted Stock Unit Award Agreement, dated as of January 1, 2024.	X

10.31+	Form of Executive Restricted Stock Unit Award Agreement, dated as of February 29, 2024.	X

10.32+	Form of Non-Executive Restricted Stock Unit Award Agreement, dated as of February 29, 2024.	X

10.33+	Form of Director Restricted Stock Unit Award Agreement, dated as of May 23, 2024.	X

10.34+	Form of Performance-Based Restricted Stock Unit Award Agreement, dated as of January 1, 2025.	X

10.35+	Form of Executive Restricted Stock Unit Award Agreement, dated as of February 24, 2025.	X

10.36+	Form of Non-Executive Restricted Stock Unit Award Agreement, dated as of February 24, 2025.	X

19	Insider Trading Policy.	X

21	Subsidiaries of the Registrant.	X

23.1	Consent of Netherland, Sewell & Associates, Inc.	X

23.2	Consent of Grant Thornton LLP.	X

31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	X

31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.	X

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
X

97.1	Clawback Policy.	10-K	001-19514	97.1	2/28/2024

99.1	Report of Netherland, Sewell & Associates, Inc.					X

101.INS	Inline XBRL Instance Document.					X

101.SCH	Inline XBRL Taxonomy Extension Schema Document.					X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.					X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.					X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.					X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.					X

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)					X

*	Certain schedules and similar attachments have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant undertakes to furnish supplemental copies of any of the omitted schedules upon request by the SEC.

+	Management contract, compensatory plan or arrangement.

ITEM 16.	FORM 10-K SUMMARY
None.

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
Date: February 26, 2025

GULFPORT ENERGY CORPORATION

By:	/s/ MICHAEL HODGES
Michael Hodges Chief Financial Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 26, 2025	By:	/s/ JOHN REINHART
John Reinhart President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	February 26, 2025	By:	/s/ MICHAEL HODGES
Michael Hodges Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	February 26, 2025	By:	/s/ TIMOTHY J. CUTT
Timothy J. Cutt Chairman of the Board

Date:	February 26, 2025	By:	/s/ DAVID WOLF
David Wolf Lead Independent Director

Date:	February 26, 2025	By:	/s/ JASON MARTINEZ
Jason Martinez Director

Date:	February 26, 2025	By:	/s/ JEANNIE POWERS
Jeannie Powers Director

Date:	February 26, 2025	By:	/s/ DAVID REGANATO
David Reganato Director

Date:	February 26, 2025	By:	/s/ MARY SHAFER-MALICKI
Mary Shafer-Malicki Director