Form 10-Q
period 2025-03-31
GULFPORT ENERGY CORP
filed 2025-05-07
CIK 874499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
 Yes  ☒    No  ☐
As of April 30, 2025, 17,765,743 shares of the registrant’s common stock were outstanding.

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

WTI. Refers to West Texas Intermediate.

Cautionary Note Regarding Forward-Looking Statements
This Form 10-Q may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect or anticipate will or may occur in the future, including the expected impact of U.S. trade policy and its impact on broader economic conditions, the war in Ukraine and the conflict in the Middle East on our business, our industry and the global economy, estimated future production and net revenues from oil and gas reserves and the present value thereof, future capital expenditures (including the amount and nature thereof), share repurchases, business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of our business and operations, plans, references to future success, reference to intentions as to future matters and other such matters are forward-looking statements.
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
Although we believe our estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management's assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Form 10-Q are not guarantees of future performance, and we cannot assure any reader that those statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in Item 1A. “Risk Factors” and Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2024 and elsewhere in this Form 10-Q. All forward-looking statements speak only as of the date of this Form 10-Q.
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

GULFPORT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$5,342	$1,473
Accounts receivable—oil, natural gas, and natural gas liquids sales	158,060	155,942
Accounts receivable—joint interest and other	8,747	8,727
Prepaid expenses and other current assets	8,994	7,086
Short-term derivative instruments	24,151	58,085
Total current assets	205,294	231,313
Property and equipment:
Oil and natural gas properties, full-cost method
Proved oil and natural gas properties	3,524,497	3,349,805
Unproved properties	215,154	221,650
Other property and equipment	11,834	11,291
Total property and equipment	3,751,485	3,582,746
Less: accumulated depletion, depreciation and amortization	(1,630,039)	(1,564,475)
Total property and equipment, net	2,121,446	2,018,271
Other assets:
Long-term derivative instruments	17,296	6,003
Deferred tax asset	581,240	581,233
Operating lease assets	1,150	6,099
Other assets	21,159	22,778
Total other assets	620,845	616,113
Total assets	$2,947,585	$2,865,697
Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$334,353	$298,081
Short-term derivative instruments	142,393	41,889
Current portion of operating lease liabilities	792	5,538
Total current liabilities	477,538	345,508
Non-current liabilities:
Long-term derivative instruments	48,595	35,081
Asset retirement obligation	32,354	32,949
Non-current operating lease liabilities	358	561
Long-term debt	700,354	702,857
Total non-current liabilities	781,661	771,448
Total liabilities	$1,259,199	$1,116,956
Commitments and contingencies (Note 9)
Mezzanine equity:
Preferred stock - $0.0001 par value, 110.0 thousand shares authorized, 32.9 thousand issued and outstanding at March 31, 2025, and 37.3 thousand issued and outstanding at December 31, 2024	32,887	37,348
Stockholders’ equity:
Common stock - $0.0001 par value, 42.0 million shares authorized, 17.8 million issued and outstanding at March 31, 2025, and 17.8 million issued and outstanding at December 31, 2024	2	2
Additional paid-in capital	76,683	129,059
Retained earnings	1,581,006	1,582,332
Treasury stock, at cost - 11.9 thousand shares at March 31, 2025 and 0 shares at December 31, 2024	(2,192)	—
Total stockholders’ equity	$1,655,499	$1,711,393
Total liabilities, mezzanine equity and stockholders’ equity	$2,947,585	$2,865,697

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
REVENUES:
Natural gas sales	$281,506	$188,286
Oil and condensate sales	31,259	21,701
Natural gas liquid sales	30,817	28,106
Net (loss) gain on natural gas, oil and NGL derivatives	(146,548)	45,136
Total revenues	197,034	283,229
OPERATING EXPENSES:
Lease operating expenses	20,283	16,808
Taxes other than income	6,626	8,260
Transportation, gathering, processing and compression	82,870	86,619
Depreciation, depletion and amortization	65,622	80,023
General and administrative expenses	9,001	9,198
Accretion expense	618	555
Total operating expenses	185,020	201,463
INCOME FROM OPERATIONS	12,014	81,766
OTHER EXPENSE (INCOME):
Interest expense	13,356	15,003
Other, net	(702)	(125)
Total other expense (income)	12,654	14,878
(LOSS) INCOME BEFORE INCOME TAXES	(640)	66,888
INCOME TAX (BENEFIT) EXPENSE:
Current	(169)	—
Deferred	(7)	14,853
Total income tax (benefit) expense	(176)	14,853
NET (LOSS) INCOME	$(464)	$52,035
Dividends on preferred stock	(862)	(1,105)
Participating securities - preferred stock	—	(7,532)
NET (LOSS) INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$(1,326)	$43,398
NET (LOSS) INCOME PER COMMON SHARE:
Basic	$(0.07)	$2.39
Diluted	$(0.07)	$2.34
Weighted average common shares outstanding—Basic	17,881	18,193
Weighted average common shares outstanding—Diluted	17,881	18,604
 See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Common Stock Held in Reserve		Treasury Stock	Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2024	18,288	$2	(62)	$(1,996)	$—	$315,726	$1,847,948	$2,161,680
Net income	—	—	—	—	—	—	52,035	52,035
Conversion of preferred stock	1	—	—	—	—	11	—	11
Stock compensation	—	—	—	—	—	3,587	—	3,587
Repurchase of common stock under Repurchase Program	(210)	—	—	—	—	(29,788)	—	(29,788)
Issuance of common stock held in reserve	—	—	62	1,996	—	—	—	1,996
Issuance of common stock upon vesting of share-based awards	18	—	—	—	—	—	—	—
Common stock withheld for income taxes on share-based awards	(8)	—	—	—	—	(1,086)	—	(1,086)
Dividends on preferred stock	—	—	—	—	—	—	(1,105)	(1,105)
Balance at March 31, 2024	18,089	$2	—	$—	$—	$288,450	$1,898,878	$2,187,330

	Common Stock		Common Stock Held in Reserve		Treasury Stock	Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2025	17,798	$2	—	$—	$—	$129,059	$1,582,332	$1,711,393
Net loss	—	—	—	—	—	—	(464)	(464)
Conversion of preferred stock	324	—	—	—	—	4,461	—	4,461
Stock compensation	—	—	—	—	—	4,538	—	4,538
Repurchase of common stock under Repurchase Program	(329)	—	—	—	(2,192)	(58,409)	—	(60,601)
Issuance of common stock upon vesting of share-based awards	40	—	—	—	—	—	—	—
Common stock withheld for income taxes on share-based awards	(17)					(2,962)		(2,962)
Dividends on preferred stock	—	—	—	—	—	(4)	(862)	(866)
Balance at March 31, 2025	17,816	$2	—	$—	$(2,192)	$76,683	$1,581,006	$1,655,499

 See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Cash flows from operating activities:
Net (loss) income	$(464)	$52,035
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depletion, depreciation and amortization	65,622	80,023
Net loss (gain) on derivative instruments	146,548	(45,136)
Net cash (payments) receipts on settled derivative instruments	(9,890)	65,322
Deferred income tax (benefit) expense	(7)	14,853
Stock-based compensation expense	3,040	2,403
Other, net	1,791	1,568
Changes in operating assets and liabilities, net	(29,360)	16,954
Net cash provided by operating activities	177,280	188,022
Cash flows from investing activities:
Additions to oil and natural gas properties	(108,231)	(118,146)
Other, net	(546)	(806)
Net cash used in investing activities	(108,777)	(118,952)
Cash flows from financing activities:
Principal payments on Credit Facility	(128,000)	(303,000)
Borrowings on Credit Facility	125,000	272,000
Debt issuance costs and loan commitment fees	—	(107)
Dividends on preferred stock	(862)	(1,105)
Repurchase of common stock under Repurchase Program	(57,809)	(14,491)
Repurchase of common stock under Repurchase Program - related party	—	(15,002)
Shares exchanged for tax withholdings	(2,962)	(1,085)
Other	(1)	—
Net cash used in financing activities	(64,634)	(62,790)
Net change in cash and cash equivalents	3,869	6,280
Cash and cash equivalents at beginning of period	1,473	1,929
Cash and cash equivalents at end of period	$5,342	$8,209
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
This Quarterly Report on Form 10-Q (this “Form 10-Q”) relates to the financial position and periods as of and for the three months ended March 31, 2025, and the three months ended March 31, 2024. The Company's annual report on Form 10-K for the year ended December 31, 2024, should be read in conjunction with this Form 10-Q. The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of our condensed consolidated financial statements and accompanying notes and include the accounts of our wholly-owned subsidiaries. Intercompany accounts and balances have been eliminated. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures (Topic 740). The amendment requires entities to disclose on an annual basis additional categories of information about federal, state, and foreign income taxes in the rate reconciliation table and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. The ASU is effective for annual periods beginning after December 15, 2024, and the resulting new annual disclosure requirements will be reflected in our annual report on Form 10-K for the year ending December 31, 2025.
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

Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Revenue payable and suspense	$146,332	$139,703
Accounts payable	52,596	34,668
Accrued capital expenditures	59,544	20,229
Accrued transportation, gathering, processing and compression	33,676	36,170
Other accrued liabilities	42,205	67,311
Total accounts payable and accrued liabilities	$334,353	$298,081
Supplemental Cash Flow and Non-Cash Information (in thousands)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Supplemental disclosure of cash flow information:
Interest payments, net of amounts capitalized	$21,059	$3,124
Changes in operating assets and liabilities, net:
Accounts receivable - oil, natural gas and natural gas liquid sales	$(2,118)	$37,457
Accounts receivable - joint interest and other	(20)	(4,145)
Accounts payable and accrued liabilities	(27,674)	(16,656)
Prepaid expenses	485	299
Other assets	(33)	(1)
Total changes in operating assets and liabilities, net	$(29,360)	$16,954
Supplemental disclosure of non-cash transactions:
Capitalized stock-based compensation	$1,498	$1,183
Asset retirement obligation capitalized	53	214
Asset retirement obligation removed due to settlements	(815)	—
Release of common stock held in reserve	—	1,996
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

The following table presents selected financial information with respect to the Company's one operating segment for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Total revenues	$197,034	$283,229
Significant segment expenses
Lease operating expenses	20,283	16,808
Taxes other than income	6,626	8,260
Transportation, gathering, processing and compression	82,870	86,619
Depreciation, depletion, and amortization	65,622	80,023
General and administrative	9,001	9,198
Interest expense	13,356	15,003
Other segment expenses(1)	(84)	430
Income tax (benefit) expense	(176)	14,853
Total significant segment expenses	197,498	231,194
Net (loss) income	$(464)	$52,035

Capital expenditures(2)	$170,025	$133,075
_____________________
(1)    Other segment expenses include “Accretion expense” and “Other, net” from the consolidated statements of operations.
(2)    Capital expenditures include capitalized general and administrative costs and capitalized interest expense.
3.PROPERTY AND EQUIPMENT
The major categories of property and equipment and related accumulated DD&A are as follows (in thousands):

	March 31, 2025	December 31, 2024
Proved oil and natural gas properties	$3,524,497	$3,349,805
Unproved properties	215,154	221,650
Other depreciable property and equipment	11,448	10,905
Land	386	386
Total property and equipment	3,751,485	3,582,746
Accumulated DD&A and impairment	(1,630,039)	(1,564,475)
Property and equipment, net	$2,121,446	$2,018,271
Oil and Natural Gas Properties
Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the Company's oil and natural gas properties. At March 31, 2025 and 2024, the net book value of the Company's oil and gas properties was below the calculated ceiling. As a result, the Company did not record an impairment of its oil and natural gas properties for the three months ended March 31, 2025 or 2024.
General and administrative costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. All general and administrative costs not directly associated with exploration and development activities are charged to expense as they are incurred. Capitalized general and administrative costs were approximately $6.2 million and $5.7 million for the three months ended March 31, 2025 and 2024, respectively.
The Company evaluates the costs excluded from its amortization calculation at least annually. Individually insignificant unevaluated properties are grouped for evaluation and periodically transferred to evaluated properties over a timeframe consistent with their expected development schedule.

The following table summarizes the Company’s non-producing properties excluded from amortization by area (in thousands):

	March 31, 2025	December 31, 2024
Utica & Marcellus	$191,063	$197,513
SCOOP	24,091	24,137
Total unproved properties	$215,154	$221,650
Asset Retirement Obligation
The following table provides a reconciliation of the Company’s asset retirement obligation for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Asset retirement obligation, beginning of period	$32,949	$29,941
Liabilities incurred	53	214
Liabilities settled	(1,266)	—
Accretion expense	618	555
Total asset retirement obligation, end of period	$32,354	$30,710
4.LONG-TERM DEBT
Long-term debt consisted of the following items as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
6.750% senior unsecured notes due 2029	$650,000	$650,000
8.0% senior unsecured notes due 2026	25,702	25,702
Credit Facility due 2028	35,000	38,000
Net unamortized debt issuance costs	(10,348)	(10,845)
Total debt, net	700,354	702,857
Less: current maturities of long-term debt	—	—
Total long-term debt, net	$700,354	$702,857
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
As noted above, in September 2024, Gulfport Operating purchased and retired $524.3 million of its 2026 Senior Notes in a tender offer using net proceeds from the 2029 Senior Notes offering. The 2026 Senior Notes were tendered at an average price equal to 102.3% of the principal amount. The retirement of the 2026 Senior Notes resulted in a loss on debt extinguishment of $13.4 million, which included cash costs of $12.9 million in the third quarter of 2024.
Credit Facility
On May 1, 2023, the Company entered into that certain Joinder, Commitment Increase and Borrowing Base Redetermination Agreement, and Third Amendment to Credit Agreement (the “Third Amendment”) which amended the Company’s Credit Facility. The Third Amendment, among other things, (a) increased the aggregate elected commitment amounts under the Credit Facility from $700 million to $900 million, (b) increased the borrowing base under the Credit Facility from $1.0 billion to $1.1 billion, (c) increased the excess cash threshold under the Credit Facility from $45 million to $75 million, and (d) extended the maturity date under the Credit Facility from October 14, 2025, to the earlier of (i) May 1, 2027 and (ii) the 91st day prior to the maturity date of the 2026 Senior Notes or any other permitted senior notes or any permitted refinancing debt under the Credit Facility having an aggregate outstanding principal amount equal to or exceeding $100 million; provided that such notes have not been refinanced, redeemed or repaid in full on or prior to such 91st day. On April 18, 2024, Gulfport completed its semi-annual borrowing base redetermination during which the borrowing base was reaffirmed at $1.1 billion with elected commitments remaining at $900 million.
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
On September 12, 2024, the Company entered into the Commitment Increase, Borrowing Base Reaffirmation Agreement, and Fourth Amendment to Credit Agreement (the “Fourth Amendment”), which amended the Company’s Third Amended and Restated Credit Agreement. The Fourth Amendment, among other things, (a) increased the aggregate elected commitment amounts under the Credit Facility to $1.0 billion, (b) reaffirmed the borrowing base under the Credit Facility at $1.1 billion, (c) extended the maturity date under the Credit Facility to September 12, 2028, and (d) reduced the pricing grid by 50 bps.

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
As of March 31, 2025, the Company had $35.0 million outstanding borrowings under the Credit Facility, $63.9 million in letters of credit outstanding and was in compliance with all covenants under the credit agreement.
For the three months ended March 31, 2025 and 2024, the Credit Facility bore interest at a weighted average rate of 6.79% and 8.33%, respectively.
The borrowing base is redetermined semiannually on or around May 1 and November 1 of each year.
Capitalization of Interest
The Company capitalized $1.4 million and $1.1 million in interest expense for the three months ended March 31, 2025 and 2024, respectively.
Fair Value of Debt
At March 31, 2025, the carrying value of the outstanding debt represented by the 2026 Senior Notes and 2029 Senior Notes were $25.7 million and $639.7 million, respectively. Based on the quoted market prices (Level 1), the fair value of the 2026 Senior Notes and 2029 Senior Notes were determined to be $25.9 million and $660.6 million, respectively, at March 31, 2025.
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

Each holder of shares of preferred stock has the right (the “Conversion Right”), at its option and at any time, to convert all or a portion of the shares of preferred stock that it holds into a number of shares of common stock equal to the quotient obtained by dividing (x) the product obtained by multiplying (i) the Liquidation Preference times (ii) an amount equal to one (1) plus the Per Share Makewhole Amount (as defined in the Preferred Terms) on the date of conversion, by (y) $14.00 per share (as may be adjusted under the Preferred Terms). The shares of preferred stock outstanding at March 31, 2025, would convert to approximately 2.3 million shares of common stock if all holders of preferred stock exercised their Conversion Right.
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
Dividends and Conversions
During the three months ended March 31, 2025 and 2024, the Company paid $0.9 million and $1.1 million, respectively, of cash dividends to holders of our preferred stock.
The following table summarizes activity of the Company's preferred stock for the three months ended March 31, 2025 and 2024:

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Preferred stock, beginning of period	37,348	44,214
Conversion of preferred stock	(4,461)	(11)
Preferred stock, end of period	32,887	44,203
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

Share Repurchase Program
In November 2021 the Company's Board of Directors approved the Repurchase Program to acquire up to $100 million of common stock, which was subsequently increased to $1.0 billion and extended through December 31, 2025. Purchases under the Repurchase Program may be made from time to time in open market or privately negotiated transactions, and will be subject to available liquidity, market conditions, credit agreement restrictions, applicable legal requirements, contractual obligations and other factors. The Repurchase Program does not require the Company to acquire any specific number of shares of common stock. The Company intends to purchase shares under the Repurchase Program with available funds while maintaining sufficient liquidity to fund its capital development program. The Repurchase Program may be suspended from time to time, modified, extended or discontinued by the Board of Directors at any time.
The following table summarizes activity under the Repurchase Program for the three months ended March 31, 2025 (dollar value of shares purchased shown in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Total number of shares purchased	340,664	210,075
Dollar value of shares purchased	$60,000	$29,492
Average price paid per share	$176.13	$140.39
As of March 31, 2025, the Company has repurchased 5.9 million shares for $644.1 million at a weighted average price of $108.99 per share since the inception of the Repurchase Program.
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
The Company has granted both restricted stock units and performance vesting restricted stock units to employees and directors pursuant to the Incentive Plan, as discussed below. During the three months ended March 31, 2025 and 2024, the Company's stock-based compensation expense was $4.5 million and $3.6 million, of which the Company capitalized $1.5 million and $1.2 million, respectively, relating to its exploration and development efforts. Stock compensation expense, net of the amounts capitalized, is included in general and administrative expenses in the accompanying consolidated statements of operations. As of March 31, 2025, the Company has awarded an aggregate of approximately 505,843 restricted stock units and approximately 503,998 performance vesting restricted stock units under the Incentive Plan.

The following tables summarizes activity for the three months ended March 31, 2025 and 2024:

	Number of Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Unvested Performance Vesting Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested shares as of January 1, 2025	167,014	$115.67	178,139	$92.06
Granted	61,350	169.80	41,016	165.39
Vested	(40,011)	112.93	—	—
Forfeited/canceled	(1,288)	126.93	—	—
Unvested shares as of March 31, 2025	187,065	$133.93	219,155	$105.78

	Number of Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Unvested Performance Vesting Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested shares as of January 1, 2024	193,602	$83.89	255,578	$54.40
Granted	69,436	152.54	58,346	156.00
Vested	(17,720)	75.96	—	—
Forfeited/canceled	(747)	99.88	—	—
Unvested shares as of March 31, 2024	244,571	$103.91	313,924	$73.28
The aggregate fair value of share-based awards that vested during the three months ended March 31, 2025 and 2024, were approximately $7.0 million and $1.1 million, respectively, based on the stock price at the time of the vesting.
Restricted Stock Units
Restricted stock units awarded under the Incentive Plan generally vest over a period of 3 years in the case of employees and 1 or 4 years in the case of directors upon the recipient meeting applicable service requirements. Stock-based compensation expense is recorded ratably over the service period. The grant date fair value of restricted stock units represents the closing market price of the Company's common stock on the date of the grant. Unrecognized compensation expense as of March 31, 2025, was $19.8 million. The expense is expected to be recognized over a weighted average period of 2.26 years.
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
The table below summarizes the assumptions used in the Monte Carlo simulation to determine the grant date fair value of awards granted during the three months ended March 31, 2025 and 2024:

Grant date	March 1, 2024	March 1, 2025
Forecast period (years)	3	3
Risk-free interest rates	4.36%	3.99%
Implied equity volatility	46.70%	44.60%
Unrecognized compensation expense as of March 31, 2025, related to performance vesting restricted shares was $12.9 million. The expense is expected to be recognized over a weighted average period of 2.13 years.

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
There were 0.2 million shares of restricted stock that were considered anti-dilutive for the three months ended March 31, 2025, and 0.4 million shares of restricted stock that were considered dilutive for the three months ended March 31, 2024. There were 2.3 million and 3.2 million shares of potential common stock issuable due to the Company's preferred stock for the three months ended March 31, 2025 and 2024, respectively.
Reconciliations of the components of basic and diluted net income per common share are presented in the table below (in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net (loss) income	$(464)	$52,035
Dividends on preferred stock	(862)	(1,105)
Participating securities - preferred stock(1)	—	(7,532)
Net (loss) income attributable to common stockholders	$(1,326)	$43,398
Re-allocation of participating securities	—	143
Diluted net (loss) income attributable to common stockholders	$(1,326)	$43,541
Basic Shares	17,881	18,193
Dilutive Shares	17,881	18,604
Basic EPS	$(0.07)	$2.39
Dilutive EPS	$(0.07)	$2.34
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

A summary of these commitments at March 31, 2025, are set forth in the table below (in thousands):

Remaining 2025	$105,448
2026	136,581
2027	135,953
2028	138,121
2029	139,383
Thereafter	493,813
Total	$1,149,299
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
A summary of these volume commitments at March 31, 2025, are set forth in the table below (MMBtu per day):

Remaining 2025	80,000
2026	75,000
2027	12,000
2028	—
Thereafter	—
Total	167,000
Other Operational Commitments
The Company entered into various contractual commitments to purchase inventory and other material to be used in future activities. The Company's commitment to purchase these materials continues through 2025, with approximately $4.1 million remaining.
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
In January 2025, Grace E. Moore Great Grandchildren Trust of 2006, Joseph Gorsha, Damon Faldowski, Damon Faldowski II, and Mark Faldowski, individually and on behalf of all others similarly situated, filed a class action against Gulfport and another natural gas producer in the United States District Court, Southern District of Ohio, Eastern Division. The lawsuit alleges, among other things, that defendants underpaid royalties to the plaintiffs in connection with the production and sale of natural gas and NGL involving a variety of lease forms. The lawsuit seeks compensatory damages, injunctive relief regarding royalty payment practices, restitution, disgorgement of profits, prejudgment interest, post-judgment interest, attorney’s fees, and costs. In April 2025, the United States Court of Appeals for the Sixth Circuit ruled that another operator in Ohio could not deduct certain processing and fractionation charges under one lease form that included a version of a market enhancement clause. Given the preliminary nature of this action, we are currently unable to estimate what liability may result from this matter.
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
The Company does not currently have any commodity derivative transactions that have margin requirements or collateral provisions that would require payments prior to the scheduled settlement dates. The Company's commodity derivative contract counterparties are typically financial institutions and energy trading firms with investment-grade credit ratings. Gulfport routinely monitors and manages its exposure to counterparty risk by requiring specific minimum credit standards for all counterparties, actively monitoring counterparties' public credit ratings and avoiding the concentration of credit exposure by transacting with multiple counterparties. The Company has master netting agreements with some counterparties that allow the offsetting of receivables and payables in a default situation. As of March 31, 2025, our commodity derivative contracts were spread among 12 counterparties.
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

The Company has entered into natural gas, crude oil and NGL fixed price swap contracts based off the NYMEX Henry Hub, NYMEX WTI and Mont Belvieu C3 indices. Below is a summary of the Company’s open fixed price swap positions as of March 31, 2025:

	Index	Daily Volume	Weighted Average Price
Natural Gas		(MMBtu/d)	($/MMBtu)
Remaining 2025	NYMEX Henry Hub	270,000	$3.82
2026	NYMEX Henry Hub	200,000	$3.64

Oil		(Bbl/d)	($/Bbl)
Remaining 2025	NYMEX WTI	3,000	$73.29

NGL		(Bbl/d)	($/Bbl)
Remaining 2025	Mont Belvieu C3	2,669	$29.94
2026	Mont Belvieu C3	1,496	$30.33
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
The Company has entered into natural gas costless collars based off the NYMEX Henry Hub index. Below is a summary of the Company's costless collar positions as of March 31, 2025:

	Index	Daily Volume	Weighted Average Floor Price	Weighted Average Ceiling Price
Natural Gas		(MMBtu/d)	($/MMBtu)	($/MMBtu)
Remaining 2025	NYMEX Henry Hub	220,000	$3.37	$4.23
2026	NYMEX Henry Hub	150,000	$3.58	$4.48
From time to time, the Company has sold natural gas call options in exchange for a premium, and used the associated premiums received to enhance the fixed price for a portion of the fixed price natural gas swaps. Each sold call option has an established ceiling price. If at the time of settlement the referenced settlement price exceeds the ceiling price, the Company pays its counterparty an amount equal to the difference between the referenced settlement price and the price ceiling multiplied by the hedged contract volumes. No payment is due from either party if the referenced settlement price is below the price ceiling. Below is a summary of the Company's open sold call option positions as of March 31, 2025:

	Index	Daily Volume	Weighted Average Price
Natural Gas		(MMBtu/d)	($/MMBtu)
Remaining 2025	NYMEX Henry Hub	191,127	$5.81

In addition, the Company has entered into natural gas basis swap positions. These instruments are arrangements that guarantee a fixed price differential to NYMEX Henry Hub from a specified delivery point. The Company receives the fixed price differential and pays the floating market price differential to the counterparty for the hedged commodity. As of March 31, 2025, the Company had the following natural gas basis swap positions open:

	Gulfport Pays	Gulfport Receives	Daily Volume	Weighted Average Fixed Spread
Natural Gas			(MMBtu/d)	($/MMBtu)
Remaining 2025	Rex Zone 3	NYMEX Plus Fixed Spread	110,000	$(0.20)
Remaining 2025	NGPL TXOK	NYMEX Plus Fixed Spread	40,000	$(0.29)
Remaining 2025	TETCO M2	NYMEX Plus Fixed Spread	230,000	$(0.96)
Remaining 2025	Transco Station 85	NYMEX Plus Fixed Spread	5,000	$0.38
Remaining 2025	TGP 500	NYMEX Plus Fixed Spread	10,000	$0.31
2026	Rex Zone 3	NYMEX Plus Fixed Spread	80,000	$(0.18)
2026	NGPL TXOK	NYMEX Plus Fixed Spread	30,000	$(0.30)
2026	TETCO M2	NYMEX Plus Fixed Spread	130,000	$(0.98)
2026	Transco Station 85	NYMEX Plus Fixed Spread	5,000	$0.52
2026	TGP 500	NYMEX Plus Fixed Spread	10,000	$0.54
Balance Sheet Presentation
The Company reports the fair value of derivative instruments on the consolidated balance sheets as derivative instruments under current assets, noncurrent assets, current liabilities and noncurrent liabilities on a gross basis. The Company determines the current and noncurrent classification based on the timing of expected future cash flows of individual trades. The following table presents the fair value of the Company’s derivative instruments on a gross basis at March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025	December 31, 2024
Short-term derivative asset	$24,151	$58,085
Long-term derivative asset	17,296	6,003
Short-term derivative liability	(142,393)	(41,889)
Long-term derivative liability	(48,595)	(35,081)
Total commodity derivative position	$(149,541)	$(12,882)

Gains and Losses
The following table presents the gain and loss recognized in net gain (loss) on natural gas, oil and NGL derivatives in the accompanying consolidated statements of operations for the three months ended March 31, 2025 and 2024 (in thousands):

	Net gain (loss) on derivative instruments
	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Natural gas derivatives - fair value losses	$(133,664)	$(11,479)
Natural gas derivatives - settlement (losses) gains	(9,025)	66,451
Total (losses) gains on natural gas derivatives	(142,689)	54,972

Oil and condensate derivatives - fair value losses	(6)	(2,460)
Oil and condensate derivatives - settlement gains	504	12
Total gains (losses) on oil and condensate derivatives	498	(2,448)

NGL derivatives - fair value losses	(2,988)	(6,247)
NGL derivatives - settlement losses	(1,369)	(1,141)
Total losses on NGL derivatives	(4,357)	(7,388)

Total (losses) gains on natural gas, oil and NGL derivatives	$(146,548)	$45,136
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

	As of March 31, 2025
	Gross Assets (Liabilities) Presented in the Consolidated Balance Sheets	Gross Amounts Subject to Master Netting Agreements	Net Amount
Derivative assets	$41,447	$(41,447)	$—
Derivative liabilities	$(190,988)	$41,447	$(149,541)

	As of December 31, 2024
	Gross Assets (Liabilities) Presented in the Consolidated Balance Sheets	Gross Amounts Subject to Master Netting Agreements	Net Amount
Derivative assets	$64,088	$(49,343)	$14,745
Derivative liabilities	$(76,970)	$49,343	$(27,627)
23

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
24

Financial assets and liabilities
The following tables summarize the Company’s financial and non-financial assets and liabilities by valuation level as of March 31, 2025 and December 31, 2024 (in thousands):

	March 31, 2025
	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$—	$41,447	$—
Contingent consideration arrangement	—	—	2,500
Total assets	$—	$41,447	$2,500
Liabilities:
Derivative instruments	$—	$190,988	$—

	December 31, 2024
	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$—	$64,088	$—
Contingent consideration arrangement	—	—	2,700
Total assets	$—	$64,088	$2,700
Liabilities:
Derivative instruments	$—	$76,970	$—
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
The Company's SCOOP water infrastructure sale, which closed in the first quarter of 2020, included a contingent consideration arrangement. As of March 31, 2025, the fair value of the contingent consideration was $2.5 million, of which $0.3 million is included in prepaid expenses and other assets and $2.2 million is included in other assets in the accompanying consolidated balance sheets. The fair value of the contingent consideration arrangement is calculated using discounted cash flow techniques and is based on internal estimates of the Company's future development program and water production levels. Given the unobservable nature of the inputs, the fair value measurement of the contingent consideration arrangement is deemed to use Level 3 inputs. The Company records changes in fair value in earnings. The Company recognized a $0.1 million loss for the three months ended March 31, 2025, and did not recognize a gain or loss for the three months ended March 31, 2024 with respect to this contingent consideration arrangement. These fair value changes are included in Other, net in the accompanying consolidated statements of operations.
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
Contract Balances
Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $158.1 million and $155.9 million as of March 31, 2025 and December 31, 2024, respectively, and are reported in accounts receivable - oil and natural gas sales, and natural gas liquids sales in the accompanying consolidated balance sheets. The Company currently has no assets or liabilities related to its revenue contracts, including no upfront or rights to deficiency payments.
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

The Company has historically entered into contracts for drilling rigs with varying terms with third parties to ensure operational continuity, cost control and rig availability in its operations. At March 31, 2025, the Company did not have any active long-term drilling rig contracts.
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
Future amounts due under operating lease liabilities as of March 31, 2025 were as follows (in thousands):

Remaining 2025	$627
2026	561
2027	10
2028	—
2029	—
Total lease payments	$1,198
Less: imputed interest	(48)
Total	$1,150
Lease costs incurred for the three months ended March 31, 2025 and 2024, consisted of the following (in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Operating lease cost	$1,426	$3,403
Variable lease cost	—	—
Short-term lease cost	8,910	9,951
Total lease cost(1)	$10,336	$13,354
_____________________
(1)    The majority of the Company's total lease cost was capitalized to the full cost pool, and the remainder was included in either lease operating expenses or general and administrative expenses in the accompanying consolidated statements of operations.
The weighted-average remaining lease term as of March 31, 2025 was 1.45 years. The weighted-average discount rate used to determine the operating lease liability as of March 31, 2025 was 6.10%.
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
The Company's effective income tax rate was 27.5% and 22.4% for the three months ended March 31, 2025 and 2024 respectively. The difference between the actual rate and the statutory rate for the three months ended March 31, 2025 is primarily related to the excess tax benefit recorded discretely during the period.

At each reporting period, the Company weighs all available positive and negative evidence to determine whether its deferred tax assets are more likely than not to be realized. A valuation allowance for deferred tax assets, including net operating losses, is recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized. To assess that likelihood, the Company uses estimates and judgment regarding future taxable income and considers the tax laws in the jurisdiction where such taxable income is generated, to determine whether a valuation allowance is required. Such evidence can include current financial position, results of operations, both actual and forecasted, the reversal of deferred tax liabilities and tax planning strategies as well as the current and forecasted business economics of the oil and gas industry. Based upon the Company’s analysis, the Company currently believes that it is more likely than not that a portion of the Company's federal and state deferred tax assets will be utilized. The Company has an $83.7 million valuation allowance associated with its federal and state deferred tax assets.
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
16.SUBSEQUENT EVENTS
Natural Gas, Oil and NGL Derivative Instruments
Subsequent to March 31, 2025, as of April 30, 2025, the Company entered into the following derivative contracts:

Period	Type of Derivative Instrument	Index	Daily Volume	Weighted Average Price
Natural Gas			(MMBtu/d)	($/MMBtu)
2025	Costless Collars	NYMEX Henry Hub	17,818	$4.00 / $4.66
2026	Costless Collars	NYMEX Henry Hub	20,000	$4.00 / $4.52
Credit Facility Redetermination
On May 5, 2025, Gulfport completed its semi-annual borrowing base redetermination under its Credit Facility during which the borrowing base was reaffirmed at $1.1 billion with elected commitments remaining at $1 billion.

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
The following information updates the discussion of Gulfport’s financial condition provided in its Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”), and analyzes the changes in the results of operations between the periods of January 1, 2025 through March 31, 2025 and January 1, 2024 through March 31, 2024. For definitions of commonly used natural gas and oil terms found in this Quarterly Report on Form 10-Q, please refer to the “Definitions” provided in this report.
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
Recent Developments
Credit Facility
On May 5, 2025, Gulfport completed its semi-annual borrowing base redetermination under its Credit Facility during which the borrowing base was reaffirmed at $1.1 billion with elected commitments remaining at $1 billion.
Share Repurchase Program
During the three months ended March 31, 2025, the Company repurchased 340,664 shares for $60.0 million at a weighted average price of $176.13 per share. As of March 31, 2025, the Company repurchased 5.9 million shares for $644.1 million at a weighted average price of $108.99 per share since the inception of the Repurchase Program.
Executive Orders
Recently announced changes under the Trump Administration, through executive orders and regulatory rollbacks, signal a shift in United States energy polices, creating a more uncertain regulatory landscape which may impact our business and operations.
Tariffs and Trading Relationships
In April 2025, the U.S. government announced a baseline tariff of 10% on products imported from all countries and an additional individualized reciprocal tariff on the countries with which the United States has the largest trade deficits, including China. Increased tariffs by the United States have led and may continue to lead to the imposition of retaliatory tariffs by foreign jurisdictions. Additionally, the U.S. government has announced and rescinded multiple tariffs on several foreign jurisdictions, which has increased uncertainty regarding the ultimate effect of the tariffs on economic conditions. Current uncertainties about tariffs and their effects on trading relationships may affect costs for and availability of raw materials, contribute to inflation in the markets in which we operate, delay access to capital markets and increase the likelihood of an economic downturn. Although we are continuing to monitor the economic effects of such announcements, as well as opportunities to mitigate their related impacts, costs and other effects associated with the tariffs remain uncertain.

2025 Operational and Financial Highlights
During the first quarter of 2025, we had the following notable achievements:
•Reported total net production of 929.3 MMcfe per day.
•Turned to sales seven gross (6.99 net) operated wells.
•Generated $177.3 million of operating cash flows.
•Reduced outstanding Credit Facility borrowings by $3.0 million as compared to December 31, 2024.
•Repurchased 340,664 shares for $60.0 million at a weighted average price of $176.13 per share.
•Exited the quarter with total liquidity of $906.5 million.
2025 Production and Drilling Activity
Production Volumes

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Natural gas (Mcf/day)
Utica & Marcellus	686,964	811,357
SCOOP	150,851	162,207
Total	837,816	973,564
Oil and condensate (Bbl/day)
Utica & Marcellus	3,861	1,348
SCOOP	1,420	1,980
Total	5,282	3,329
NGL (Bbl/day)
Utica & Marcellus	3,495	1,981
SCOOP	6,467	8,050
Total	9,962	10,031
Combined (Mcfe/day)
Utica & Marcellus	731,105	831,333
SCOOP	198,175	222,389
Total	929,280	1,053,722
Totals may not sum or recalculate due to rounding.
Our total net production averaged approximately 929.3 MMcfe per day during the three months ended March 31, 2025, as compared to 1,053.7 MMcfe per day during the three months ended March 31, 2024. Production per day declined primarily due to natural declines resulting from the timing of our 2024 and 2025 development programs.
Utica/Marcellus. We spud eight gross (7.98 net) wells targeting the Utica formation during the three months ended March 31, 2025. In addition, we commenced sales on seven gross (6.99 net) operated Utica wells in March 2025.
As of April 30, 2025, we had two operated drilling rigs running in Ohio drilling the Utica formation.
SCOOP. We did not spud or commence sales on any operated wells in the SCOOP during the three months ended March 31, 2025.
As of April 30, 2025, we did not have an operated drilling rig running in the SCOOP.

RESULTS OF OPERATIONS
Comparison of the Three Month Periods Ended March 31, 2025 and 2024
Natural Gas, Oil and Condensate and NGL Production and Pricing (sales totals in thousands)
The following table summarizes our natural gas, oil and condensate and NGL production, and related pricing for the three months ended March 31, 2025 as compared to the three months ended March 31, 2024. Some totals below may not sum or recalculate due to rounding.

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Natural gas sales
Natural gas production volumes (MMcf)	75,403	88,594
Natural gas production volumes (MMcf) per day	838	974
Total sales	$281,506	$188,286
Average price without the impact of derivatives ($/Mcf)	$3.73	$2.13
Impact from settled derivatives ($/Mcf)	$(0.12)	$0.75
Average price, including settled derivatives ($/Mcf)	$3.61	$2.88

Oil and condensate sales
Oil and condensate production volumes (MBbl)	475	303
Oil and condensate production volumes (MBbl) per day	5	3
Total sales	$31,259	$21,701
Average price without the impact of derivatives ($/Bbl)	$65.76	$71.64
Impact from settled derivatives ($/Bbl)	$1.06	$0.04
Average price, including settled derivatives ($/Bbl)	$66.82	$71.68

NGL sales
NGL production volumes (MBbl)	897	913
NGL production volumes (MBbl) per day	10	10
Total sales	$30,817	$28,106
Average price without the impact of derivatives ($/Bbl)	$34.37	$30.79
Impact from settled derivatives ($/Bbl)	$(1.53)	$(1.25)
Average price, including settled derivatives ($/Bbl)	$32.84	$29.54

Natural gas, oil and condensate and NGL sales
Natural gas equivalents (MMcfe)	83,635	95,889
Natural gas equivalents (MMcfe) per day	929	1,054
Total sales	$343,582	$238,093
Average price without the impact of derivatives ($/Mcfe)	$4.11	$2.48
Impact from settled derivatives ($/Mcfe)	$(0.12)	$0.68
Average price, including settled derivatives ($/Mcfe)	$3.99	$3.16

Production Costs:
Average lease operating expenses ($/Mcfe)	$0.24	$0.18
Average taxes other than income ($/Mcfe)	$0.08	$0.09
Average transportation, gathering, processing and compression ($/Mcfe)	$0.99	$0.90
Total lease operating expenses, taxes other than income and midstream costs ($/Mcfe)	$1.31	$1.16

Natural Gas, Oil and Condensate and NGL Sales (in thousands)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	% Change
Natural gas	$281,506	$188,286	50%
Oil and condensate	31,259	21,701	44%
NGL	30,817	28,106	10%
Natural gas, oil and condensate and NGL sales	$343,582	$238,093	44%
The increase in natural gas sales without the impact of derivatives when comparing the three months ended March 31, 2025, to the three months ended March 31, 2024 was due to a 76% increase in realized natural gas prices, partially offset by a 15% decrease in sales volumes. The realized price change was primarily driven by the increase in the average Henry Hub gas index from $2.24 per Mcf in the three months ended March 31, 2024, to $3.65 per Mcf during the three months ended March 31, 2025. The 15% decrease in natural gas production was primarily due to natural declines partially offset by our 2024 and 2025 development programs.
The increase in oil and condensate sales without the impact of derivatives when comparing the three months ended March 31, 2025, to the three months ended March 31, 2024, was due to a 57% increase in sales volumes, partially offset by an 8% decrease in realized prices. The 57% increase in oil and condensate production was primarily due to commencement of sales on new wells targeting the Utica liquids window. The realized price change was primarily driven by the decrease in the average WTI crude index from $76.96 per barrel in the three months ended March 31, 2024, to $71.42 per barrel during the three months ended March 31, 2025.
The increase in NGL sales without the impact of derivatives when comparing the three months ended March 31, 2025, to the three months ended March 31, 2024, was due to a 12% increase in realized prices, partially offset by a 2% decrease in NGL sales volumes. The realized price change was driven by the increase in the average Mont Belvieu NGL index from $30.46 per barrel in the three months ended March 31, 2024, to $34.42 per barrel during the three months ended March 31, 2025. The 2% decrease in NGL production was primarily due to natural declines partially offset by our 2024 and 2025 development programs.
Natural Gas, Oil and NGL Derivatives (in thousands)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Natural gas derivatives - fair value losses	$(133,664)	$(11,479)
Natural gas derivatives - settlement (losses) gains	(9,025)	66,451
Total (losses) gains on natural gas derivatives	(142,689)	54,972

Oil and condensate derivatives - fair value losses	(6)	(2,460)
Oil and condensate derivatives - settlement gains	504	12
Total gains (losses) on oil and condensate derivatives	498	(2,448)

NGL derivatives - fair value losses	(2,988)	(6,247)
NGL derivatives - settlement losses	(1,369)	(1,141)
Total losses on NGL derivatives	(4,357)	(7,388)

Total (losses) gains on natural gas, oil and NGL derivatives	$(146,548)	$45,136
We recognize fair value changes on our natural gas, oil and NGL derivative instruments in each reporting period. The changes in fair value resulted from new positions and settlements that occurred during each period, as well as the relationship between contract prices and the associated forward curves. The change in the total gain (loss) for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, was primarily the result of changes in futures pricing for oil, natural gas, and NGLs during each period. See Note 10 of our consolidated financial statements for hedged volumes and pricing.

Lease Operating Expenses (in thousands, except per unit)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	% Change
Lease operating expenses
Utica & Marcellus	$13,592	$10,764	26%
SCOOP	6,691	6,044	11%
Total lease operating expenses	$20,283	$16,808	21%

Lease operating expenses per Mcfe
Utica & Marcellus	$0.21	$0.14	45%
SCOOP	0.38	0.30	26%
Total lease operating expenses per Mcfe	$0.24	$0.18	38%
The increase in our total and per unit LOE for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, was primarily the result of an increase in water hauling, labor and costs associated with winter weather operations.
Taxes Other Than Income (in thousands, except per unit)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	% Change
Production taxes	$5,438	$5,047	8%
Property taxes	428	2,609	(84)%
Other	760	604	26%
Total taxes other than income	$6,626	$8,260	(20)%
Total taxes other than income per Mcfe	$0.08	$0.09	(8)%
The decrease in total and per unit taxes other than income for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, was primarily related to a decrease in property taxes.
Transportation, Gathering, Processing and Compression (in thousands, except per unit)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	% Change
Transportation, gathering, processing and compression	$82,870	$86,619	(4)%
Transportation, gathering, processing and compression per Mcfe	$0.99	$0.90	10%
Transportation, gathering, processing and compression for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, increased on a per unit basis primarily as a result of an increase in the proportion of natural gas liquids and oil and condensate sales and a 12% decrease in total production volumes due to natural declines and the timing of our 2024 and 2025 development programs during the three months ended March 31, 2025.

Depreciation, Depletion and Amortization (in thousands, except per unit)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	% Change
Depreciation, depletion and amortization of oil and gas properties	$65,090	$79,681	(18)%
Depreciation, depletion and amortization of other property and equipment	532	342	55%
Total depreciation, depletion and amortization	$65,622	$80,023	(18)%
Depreciation, depletion and amortization per Mcfe	$0.78	$0.83	(6)%
The total and per unit depreciation, depletion and amortization of our oil and gas properties for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, decreased primarily due to a lower depletion rate resulting from a decline in our amortization base from the full cost ceiling test impairments recorded during 2024, combined with a decrease in our production as noted above.
General and Administrative Expenses (in thousands, except per unit)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	% Change
General and administrative expenses, gross	$19,199	$18,442	4%
Reimbursed from third parties	(3,966)	(3,538)	12%
Capitalized general and administrative expenses	(6,232)	(5,706)	9%
General and administrative expenses, net	$9,001	$9,198	(2)%
General and administrative expenses, net per Mcfe	$0.11	$0.10	12%
The decrease in general and administrative expenses for the three months ended March 31, 2025 compared to March 31, 2024, was primarily driven by lower legal expenses partially offset by increased headcount and compensation expenses.
Interest Expense (in thousands, except per unit)

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024	% Change
Interest on 2026 Senior Notes	$514	$11,000	(95)%
Interest on 2029 Senior Notes	10,969	—	100%
Interest expense on Credit Facility	1,685	3,721	(55)%
Amortization of loan costs	1,300	945	38%
Capitalized interest	(1,430)	(1,131)	26%
Other	318	468	(32)%
Total interest expense	$13,356	$15,003	(11)%
Interest expense per Mcfe	$0.16	$0.16	2%
Due to the tender offer for the 2026 Senior Notes in the third quarter of 2024, interest paid on the 2026 Senior Notes decreased 95% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024. The Company also incurred $11.0 million of interest on the 2029 Senior Notes for the three months ended March 31, 2025. Interest expense on our Credit Facility decreased 55% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, as a result of a lower average interest rate and balance outstanding. Amortization of loan costs increased 38% for the three months ended March 31, 2025 compared to the three months ended March 31, 2024, as a result of the Fourth Amendment to the Credit Facility which increased the elected commitments. See Note 4 of our consolidated financial statements for further details of our Credit Facility. The Company also capitalized $1.4 million and $1.1 million in interest expense for the three months ended March 31, 2025 and 2024, respectively.
Income Taxes
We recorded an income tax benefit of $0.2 million for the three months ended March 31, 2025 compared to income tax expense of $14.9 million for the three months ended March 31, 2024. See Note 14 of our consolidated financial statements for further discussion of our income tax benefit.

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
For the three months ended March 31, 2025, our primary sources of capital resources and liquidity have consisted of internally generated cash flows from operations and access to the debt markets, and our primary uses of cash have been for development of our oil and natural gas properties, share repurchases and dividend payments on our preferred stock.
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
As of March 31, 2025, we had $5.3 million of cash and cash equivalents, $35.0 million outstanding borrowings under our Credit Facility, $63.9 million of letters of credit outstanding, $25.7 million of outstanding 2026 Senior Notes and $650.0 million of outstanding 2029 Senior Notes. Our total principal amount of funded debt as of March 31, 2025 was $710.7 million.
As of April 30, 2025 we had $3.1 million of cash and cash equivalents, $5.0 million in borrowings under our Credit Facility, $63.9 million of letters of credit outstanding, $25.7 million of outstanding 2026 Senior Notes and $650.0 million of outstanding 2029 Senior Notes.
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
On September 12, 2024, the Company entered into the Commitment Increase, Borrowing Base Reaffirmation Agreement, and Fourth Amendment to Credit Agreement (the “Fourth Amendment”), which amended the Company’s Third Amended and Restated Credit Agreement. The Fourth Amendment, among other things, (a) increased the aggregate elected commitment amounts under the Credit Facility to $1.0 billion, (b) reaffirmed the borrowing base under the Credit Facility at $1.1 billion, (c) extended the maturity date under the Credit Facility to September 12, 2028, and (d) reduced the pricing grid by 50 bps.
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
During the three months ended March 31, 2025, the Company paid $0.9 million of cash dividends to holders of our preferred stock compared to $1.1 million during the three months ended March 31, 2024.
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
Capital Expenditures. Our capital expenditures have historically been related to the execution of our drilling and completion activities in addition to certain lease acquisition activities. Our capital investment strategy is focused on prudently developing our existing properties to generate sustainable cash flow considering current and forecasted commodity prices. For the three months ended March 31, 2025, the Company incurred capital expenditures of $159.8 million related to operated activities, of which $148.6 million related to drilling and completion activities and $11.2 million related to maintenance leasehold and land investment.
Our operated drilling and completion capital expenditures for 2025 are currently estimated to be in the range of $335 million to $355 million. Also, we currently expect to spend approximately $35 million to $40 million in 2025 for maintenance leasehold and land investment, which is focused on near-term drilling programs and facilitating increases in our working interests and lateral footage in units we plan to drill in 2025, 2026 and 2027. We expect this capital program to result in approximately 1,040 to 1,065 MMcfe per day of production in 2025.

Sources and Uses of Cash
The following table presents the major changes in cash and cash equivalents for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Net cash provided by operating activities	$177,280	$188,022
Additions to oil and natural gas properties	(108,231)	(118,146)
Debt activity, net	(3,000)	(31,000)
Repurchases of common stock	(57,809)	(29,493)
Dividends on preferred stock	(862)	(1,105)
Shares exchanged for tax withholdings	(2,962)	(1,085)
Other	(547)	(913)
Net change in cash and cash equivalents	$3,869	$6,280
Cash and cash equivalents at end of period	$5,342	$8,209
Net cash provided by operating activities. Net cash flow provided by operating activities was $177.3 million for the three months ended March 31, 2025, as compared to $188.0 million for the three months ended March 31, 2024.
Additions to oil and natural gas properties. During the three months ended March 31, 2025, we spud eight gross (7.98 net) operated wells and commenced sales from seven gross (6.99 net) operated wells targeting the Utica formation for a total incurred cost of approximately $129.8 million. During the three months ended March 31, 2025, we did not spud or commence sales on any operated wells in the SCOOP and had one operated drilling rig running for a total incurred cost of approximately $18.8 million.
Drilling and completion costs discussed above reflect incurred costs while drilling and completion costs presented in the table below reflect cash payments for drilling and completions. Incurred capital expenditures and cash capital expenditures may vary from period to period due to the cash payment cycle. Cash capital expenditures for the three months ended March 31, 2025 and 2024, were as follows (in thousands):

	Three Months Ended March 31, 2025	Three Months Ended March 31, 2024
Oil and Natural Gas Property Cash Expenditures:
Drilling and completion costs	$90,859	$93,685
Leasehold acquisitions	11,207	18,360
Other	6,165	6,101
Total oil and natural gas property expenditures	$108,231	$118,146
Debt activity, net. In the three months ended March 31, 2025, the Company had $125.0 million and $128.0 million in borrowings and repayments, respectively, on its Credit Facility. As of April 30, 2025 the Company had $5.0 million in borrowings outstanding on its Credit Facility.
Repurchases of common stock. During the three months ended March 31, 2025, the Company repurchased 340,664 shares for approximately $60.0 million under the Repurchase Program at a weighted average price of $176.13 per share. For the same period in 2024, the Company repurchased 210,075 shares for $29.5 million at a weighted average price of $140.39 per share. As of April 30, 2025, we repurchased 5,954,014 shares for approximately $651.6 million under the Repurchase Program at a weighted average price of $109.44 per share.
Dividends on preferred stock. During the three months ended March 31, 2025, the Company paid $0.9 million of cash dividends to holders of our preferred stock compared to $1.1 million in the three months ended March 31, 2024.
Shares exchanged for tax withholdings. During the three months ended March 31, 2025, the Company paid $3.0 million of shares exchanged for tax withholdings compared to $1.1 million in the three months ended March 31, 2024.

Contractual and Commercial Obligations
We have various contractual obligations in the normal course of our operations and financing activities, as discussed in Note 9 of our consolidated financial statements. There have been no other material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
Off-balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of March 31, 2025, our material off-balance sheet arrangements and transactions include $63.9 million in letters of credit outstanding against our Credit Facility and $44.9 million in surety bonds issued. Both the letters of credit and surety bonds are being used as financial assurance, primarily on certain firm transportation agreements. Additionally, the Company entered into various contractual commitments to purchase inventory and other material to be used in future activities. The Company's commitment to purchase these materials continues through 2025, with approximately $4.1 million remaining. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources. See Note 9 of our consolidated financial statements for further discussion of the various financial guarantees we have issued.
Critical Accounting Policies and Estimates
As of March 31, 2025, there have been no significant changes in our critical accounting policies from those disclosed in our 2024 Annual Report on Form 10-K.

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
As of March 31, 2025, our natural gas, oil and NGL derivative instruments consisted of the following types of instruments:
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
Our hedge arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or commodity prices increase. At March 31, 2025, we had a net liability derivative position of $149.5 million as compared to a net liability derivative position of $12.9 million as of December 31, 2024. Utilizing actual derivative contractual volumes, a 10% increase in underlying commodity prices would have increased our liability by approximately $97.2 million, while a 10% decrease in underlying commodity prices would have decreased our liability by approximately $93.8 million. However, any realized derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.
Interest Rate Risk. Our Credit Facility is structured under floating rate terms, as advances under these facilities may be in the form of either base rate loans or term benchmark loans. As such, our interest expense is sensitive to fluctuations in the prime rates in the United States, or, if the term benchmark rates are elected, the term benchmark rates. At March 31, 2025, we had $35.0 million outstanding borrowings under our Credit Facility which bore interest at a weighted average rate of 6.79% for the three months ended March 31, 2025. As of March 31, 2025, we did not have any interest rate swaps to hedge interest rate risks.

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
As of March 31, 2025, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures are effective.
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
Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock or senior notes are described below and under "Risk Factors" in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
Our common stock repurchase activity for the three months ended March 31, 2025 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Approximate maximum dollar value of shares that may yet be purchased under the plans or programs
January 1 - January 31	25,086	$185.83	20,635	$412,074,000
February 1 - February 28	44,127	$181.09	44,127	$404,083,000
March 1 - March 31	288,271	$174.52	275,902	$355,874,000
Total	357,484	$176.13	340,664
_____________________
(1)    We repurchased and canceled 4,451 and 12,369 shares of our common stock at a weighted average price of $193.70 and $169.80 to satisfy tax withholding requirements incurred upon the vesting of restricted stock unit awards during January and March 2025, respectively.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Trading Arrangements
During the three months ended March 31, 2025, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

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
Date: May 7, 2025

GULFPORT ENERGY CORPORATION

By:	/s/ Michael Hodges
Michael Hodges Chief Financial Officer