Form 10-Q
period 2025-06-30
GULFPORT ENERGY CORP
filed 2025-08-06
CIK 874499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
 Yes  ☒    No  ☐
As of July 30, 2025, 17,561,724 shares of the registrant’s common stock were outstanding.

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

Gulfport Operating. Gulfport Energy Operating Corporation.

Incentive Plan. Gulfport Energy Corporation 2021 Stock Incentive Plan effective on the Emergence Date.

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

GULFPORT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$3,794	$1,473
Accounts receivable—oil, natural gas, and natural gas liquids sales	128,614	155,942
Accounts receivable—joint interest and other	11,748	8,727
Prepaid expenses and other current assets	9,576	7,086
Short-term derivative instruments	44,191	58,085
Total current assets	197,923	231,313
Property and equipment:
Oil and natural gas properties, full-cost method
Proved oil and natural gas properties	3,669,584	3,349,805
Unproved properties	211,626	221,650
Other property and equipment	12,278	11,291
Total property and equipment	3,893,488	3,582,746
Less: accumulated depletion, depreciation and amortization	(1,703,691)	(1,564,475)
Total property and equipment, net	2,189,797	2,018,271
Other assets:
Long-term derivative instruments	20,906	6,003
Deferred tax asset	529,844	581,233
Operating lease assets	956	6,099
Other assets	20,031	22,778
Total other assets	571,737	616,113
Total assets	$2,959,457	$2,865,697
Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$335,631	$298,081
Short-term derivative instruments	53,184	41,889
Current portion of operating lease liabilities	804	5,538
Total current liabilities	389,619	345,508
Non-current liabilities:
Long-term derivative instruments	44,793	35,081
Asset retirement obligation	32,703	32,949
Non-current operating lease liabilities	153	561
Long-term debt	695,154	702,857
Total non-current liabilities	772,803	771,448
Total liabilities	$1,162,422	$1,116,956
Commitments and contingencies (Note 9)
Mezzanine equity:
Preferred stock - $0.0001 par value, 110.0 thousand shares authorized, 31.4 thousand issued and outstanding at June 30, 2025, and 37.3 thousand issued and outstanding at December 31, 2024	31,356	37,348
Stockholders’ equity:
Common stock - $0.0001 par value, 42.0 million shares authorized, 17.6 million issued and outstanding at June 30, 2025, and 17.8 million issued and outstanding at December 31, 2024	2	2
Additional paid-in capital	1,509	129,059
Retained earnings	1,764,668	1,582,332
Treasury stock, at cost - 2.5 thousand shares at June 30, 2025 and 0 shares at December 31, 2024	(500)	—
Total stockholders’ equity	$1,765,679	$1,711,393
Total liabilities, mezzanine equity and stockholders’ equity	$2,959,457	$2,865,697
See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
REVENUES:
Natural gas sales	$241,236	$144,458
Oil and condensate sales	41,543	19,127
Natural gas liquid sales	28,736	26,147
Net gain (loss) on natural gas, oil and NGL derivatives	136,101	(8,615)
Total revenues	447,616	181,117
OPERATING EXPENSES:
Lease operating expenses	17,628	15,817
Taxes other than income	7,556	7,018
Transportation, gathering, processing and compression	86,508	86,529
Depreciation, depletion and amortization	73,643	78,553
General and administrative expenses	10,926	10,752
Accretion expense	587	567
Total operating expenses	196,848	199,236
INCOME (LOSS) FROM OPERATIONS	250,768	(18,119)
OTHER EXPENSE:
Interest expense	13,731	15,158
Other, net	901	522
Total other expense	14,632	15,680
INCOME (LOSS) BEFORE INCOME TAXES	236,136	(33,799)
INCOME TAX EXPENSE (BENEFIT):
Current	274	—
Deferred	51,396	(7,587)
Total income tax expense (benefit)	51,670	(7,587)
NET INCOME (LOSS)	$184,466	$(26,212)
Dividends on preferred stock	(804)	(1,095)
Participating securities - preferred stock	(20,622)	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$163,040	$(27,307)
NET INCOME (LOSS) PER COMMON SHARE:
Basic	$9.21	$(1.51)
Diluted	$9.12	$(1.51)
Weighted average common shares outstanding—Basic	17,707	18,144
Weighted average common shares outstanding—Diluted	17,907	18,144

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
REVENUES:
Natural gas sales	$522,742	$332,744
Oil and condensate sales	72,802	40,828
Natural gas liquid sales	59,553	54,253
Net (loss) gain on natural gas, oil and NGL derivatives	(10,447)	36,521
Total revenues	644,650	464,346
OPERATING EXPENSES:
Lease operating expenses	37,911	32,625
Taxes other than income	14,182	15,278
Transportation, gathering, processing and compression	169,378	173,148
Depreciation, depletion and amortization	139,265	158,576
General and administrative expenses	19,927	19,950
Accretion expense	1,205	1,122
Total operating expenses	381,868	400,699
INCOME FROM OPERATIONS	262,782	63,647
OTHER EXPENSE:
Interest expense	27,087	30,161
Other, net	199	397
Total other expense	27,286	30,558
INCOME BEFORE INCOME TAXES	235,496	33,089
INCOME TAX EXPENSE:
Current	105	—
Deferred	51,389	7,266
Total income tax expense	51,494	7,266
NET INCOME	$184,002	$25,823
Dividends on preferred stock	(1,666)	(2,200)
Participating securities - preferred stock	(20,385)	(3,469)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$161,951	$20,154
NET INCOME PER COMMON SHARE:
Basic	$9.10	$1.11
Diluted	$9.01	$1.09
Weighted average common shares outstanding—Basic	17,793	18,169
Weighted average common shares outstanding—Diluted	18,009	18,573
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

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY CONTINUED
(In thousands)
(Unaudited)

	Common Stock		Common Stock Held in Reserve		Treasury Stock	Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2025	17,798	$2	—	$—	$—	$129,059	$1,582,332	$1,711,393
Net loss	—	—	—	—	—	—	(464)	(464)
Conversion of preferred stock	324	—	—	—	—	4,461	—	4,461
Stock compensation	—	—	—	—	—	4,538	—	4,538
Repurchase of common stock under Repurchase Program	(329)	—	—	—	(2,192)	(58,409)	—	(60,601)
Issuance of common stock upon vesting of share-based awards	40	—	—	—	—	—	—	—
Common stock withheld for income taxes on share-based awards	(17)	—	—	—	—	(2,962)	—	(2,962)
Dividends on preferred stock	—	—	—	—	—	(4)	(862)	(866)
Balance at March 31, 2025	17,816	$2	—	$—	$(2,192)	$76,683	$1,581,006	$1,655,499
Net income	—	—	—	—	—	—	184,466	184,466
Conversion of preferred stock	113	—	—	—	—	1,531	—	1,531
Stock compensation	—	—	—	—	—	4,870	—	4,870
Net cash payments on performance vesting restricted stock units	—	—	—	—	—	(12,297)	—	(12,297)
Repurchase of common stock under Repurchase Program	(348)	—	—	—	1,692	(67,009)	—	(65,317)
Issuance of common stock upon vesting of share-based awards	39	—	—	—	—	—	—	—
Common stock withheld for income taxes on share-based awards	(12)	—	—	—	—	(2,266)	—	(2,266)
Dividends on preferred stock	—	—	—	—	—	(3)	(804)	(807)
Balance at June 30, 2025	17,608	$2	—	$—	$(500)	$1,509	$1,764,668	$1,765,679
See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Cash flows from operating activities:
Net income	$184,002	$25,823
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	139,265	158,576
Net loss (gain) on derivative instruments	10,447	(36,522)
Net cash receipts on settled derivative instruments	9,550	156,065
Deferred income tax expense	51,389	7,266
Stock-based compensation expense	6,303	5,746
Other, net	3,850	3,024
Changes in operating assets and liabilities, net	3,877	(8,491)
Net cash provided by operating activities	408,683	311,487
Cash flows from investing activities:
Additions to oil and natural gas properties	(253,000)	(244,851)
Other, net	(965)	(1,647)
Net cash used in investing activities	(253,965)	(246,498)
Cash flows from financing activities:
Principal payments on Credit Facility	(414,000)	(511,000)
Borrowings on Credit Facility	431,000	523,000
Early retirement of 2026 Senior Notes	(25,702)	—
Debt issuance costs and loan commitment fees	—	(106)
Dividends on preferred stock	(1,666)	(2,200)
Repurchase of common stock under Repurchase Program	(109,500)	(38,793)
Repurchase of common stock under Repurchase Program - related party	(15,000)	(15,002)
Net cash payments on performance vesting restricted stock units	(12,297)	—
Shares exchanged for tax withholdings	(5,228)	(21,584)
Other, net	(4)	—
Net cash used in financing activities	(152,397)	(65,685)
Net change in cash and cash equivalents	2,321	(696)
Cash and cash equivalents at beginning of period	1,473	1,929
Cash and cash equivalents at end of period	$3,794	$1,233
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
This Quarterly Report on Form 10-Q (this “Form 10-Q”) relates to the financial position as of June 30, 2025, the results of operations for the three and six months ended June 30, 2025 and 2024 and the cash flows for the six months ended June 30, 2025 and 2024. The Company's annual report on Form 10-K for the year ended December 31, 2024, should be read in conjunction with this Form 10-Q. The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of our condensed consolidated financial statements and accompanying notes and include the accounts of our wholly-owned subsidiaries. Intercompany accounts and balances have been eliminated. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.
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

Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Revenue payable and suspense	$138,545	$139,703
Accounts payable	58,998	34,668
Accrued capital expenditures	47,312	20,229
Accrued transportation, gathering, processing and compression	36,280	36,170
Other accrued liabilities	54,496	67,311
Total accounts payable and accrued liabilities	$335,631	$298,081
Supplemental Cash Flow and Non-Cash Information (in thousands)

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Supplemental disclosure of cash flow information:
Interest payments, net of amounts capitalized	$23,191	$28,263
Income taxes paid	$2,400	$—
Changes in operating assets and liabilities, net:
Accounts receivable - oil, natural gas, and natural gas liquid sales	$27,328	$28,133
Accounts receivable - joint interest and other	(3,021)	1,011
Accounts payable and accrued liabilities	(17,329)	(37,017)
Prepaid expenses	(3,060)	(649)
Other assets	(41)	31
Total changes in operating assets and liabilities, net	$3,877	$(8,491)
Supplemental disclosure of non-cash transactions:
Capitalized stock-based compensation	$3,105	$2,830
Asset retirement obligation capitalized	222	375
Asset retirement obligation removed due to settlements	(1,030)	—
Release of common stock held in reserve	—	1,996
2.SEGMENT INFORMATION
The Company's assets and operations consist of one reportable segment with all revenues, operating expenses and assets attributable to this segment reflected in the consolidated financial statements. The Company derives its revenue from the sale of natural gas, oil and condensate and NGL produced from its oil and natural gas properties located in the United States.
The CODM of the Company is its Chief Executive Officer. The CODM assesses entity-wide operating results and performance and decides how to allocate resources based on net income (loss), which is reported on the consolidated statement of operations.
The measure of segment assets is reported on the consolidated balance sheets as “total assets”.

The following tables present selected financial information with respect to the Company's one operating segment for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Total revenues	$447,616	$181,117
Significant segment expenses
Lease operating expenses	17,628	15,817
Taxes other than income	7,556	7,018
Transportation, gathering, processing and compression	86,508	86,529
Depreciation, depletion, and amortization	73,643	78,553
General and administrative	10,926	10,752
Interest expense	13,731	15,158
Other segment expenses(1)	1,488	1,089
Income tax expense (benefit)	51,670	(7,587)
Total significant segment expenses	263,150	207,329
Net income (loss)	$184,466	$(26,212)

Capital expenditures(2)	$139,543	$149,733
_____________________
(1)    Other segment expenses include “Accretion expense” and “Other, net” from the consolidated statements of operations.
(2)    Capital expenditures include capitalized general and administrative costs and capitalized interest expense.

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Total revenues	$644,650	$464,346
Significant segment expenses
Lease operating expenses	37,911	32,625
Taxes other than income	14,182	15,278
Transportation, gathering, processing and compression	169,378	173,148
Depreciation, depletion, and amortization	139,265	158,576
General and administrative	19,927	19,950
Interest expense	27,087	30,161
Other segment expenses(1)	1,404	1,519
Income tax expense	51,494	7,266
Total significant segment expenses	460,648	438,523
Net income	$184,002	$25,823

Capital expenditures(2)	$309,568	$282,808
_____________________
(1)    Other segment expenses include “Accretion expense” and “Other, net” from the consolidated statements of operations.
(2)    Capital expenditures include capitalized general and administrative costs and capitalized interest expense.

3.PROPERTY AND EQUIPMENT
The major categories of property and equipment and related accumulated DD&A are as follows (in thousands):

	June 30, 2025	December 31, 2024
Proved oil and natural gas properties	$3,669,584	$3,349,805
Unproved properties	211,626	221,650
Other depreciable property and equipment	11,892	10,905
Land	386	386
Total property and equipment	3,893,488	3,582,746
Accumulated DD&A	(1,703,691)	(1,564,475)
Property and equipment, net	$2,189,797	$2,018,271
Oil and Natural Gas Properties
Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the Company's oil and natural gas properties. At June 30, 2025 and 2024, the net book value of the Company's oil and gas properties was below the calculated ceiling. As a result, the Company did not record an impairment of its oil and natural gas properties for the three or six months ended June 30, 2025 or 2024.
General and administrative costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. All general and administrative costs not directly associated with exploration and development activities are charged to expense as they are incurred. Capitalized general and administrative costs were approximately $6.4 million and $12.7 million, for the three and six months ended June 30, 2025, respectively, and $6.3 million and $12.0 million for the three and six months ended June 30, 2024, respectively.
The Company evaluates the costs excluded from its amortization calculation at least annually. Individually insignificant unevaluated properties are grouped for evaluation and periodically transferred to evaluated properties over a timeframe consistent with their expected development schedule.
The following table summarizes the Company’s non-producing properties excluded from amortization by area (in thousands):

	June 30, 2025	December 31, 2024
Utica & Marcellus	$188,190	$197,513
SCOOP	23,436	24,137
Total unproved properties	$211,626	$221,650
Asset Retirement Obligation
The following table provides a reconciliation of the Company’s asset retirement obligation for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Asset retirement obligation, beginning of period	$32,949	$29,941
Liabilities incurred	222	375
Liabilities settled	(1,673)	—
Accretion expense	1,205	1,122
Total asset retirement obligation, end of period	$32,703	$31,438

4.LONG-TERM DEBT
Long-term debt consisted of the following items as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
6.750% senior unsecured notes due 2029	$650,000	$650,000
8.0% senior unsecured notes due 2026	—	25,702
Credit Facility due 2028	55,000	38,000
Net unamortized debt issuance costs	(9,846)	(10,845)
Total debt, net	695,154	702,857
Less: current maturities of long-term debt	—	—
Total long-term debt, net	$695,154	$702,857
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
The net proceeds from the offering, together with cash on hand were used to purchase $524.3 million of the 2026 Senior Notes in a tender offer and repay a portion of its outstanding borrowings under the Credit Facility. The 2029 Senior Notes were issued under the 2029 Senior Notes Indenture, dated as of September 13, 2024 and mature on September 1, 2029.
The 2029 Senior Notes Indenture contains covenants limiting Gulfport Operating’s and its restricted subsidiaries’ ability to (i) incur additional debt, (ii) make certain restricted payments, (iii) make certain investments, (iv) create restrictions on distributions from restricted subsidiaries, (v) engage in specified sales of assets, (vi) enter into certain transactions among affiliates, (vii) engage in consolidations, mergers and acquisitions, (viii) create unrestricted subsidiaries and (ix) incur or create liens. These covenants contain important exceptions, limitations and qualifications. At any time that the 2029 Senior Notes are rated investment grade, certain covenants will be terminated and cease to apply.
2026 Senior Notes
In May 2021, Gulfport Operating issued $550 million aggregate principal amount of its 8.0% senior notes due 2026. The notes were guaranteed on a senior unsecured basis by the Company and each of the Company's subsidiaries that guarantee the Credit Facility. Interest on the 2026 Senior Notes was payable semi-annually, on June 1 and December 1 of each year. The 2026 Senior Notes were issued under the 2026 Senior Notes Indentures, dated as of May 17, 2021, by and among the Issuer, UMB Bank, National Association, as trustee, and the Guarantors and were scheduled to mature on May 17, 2026.
As noted above, in September 2024, Gulfport Operating purchased and retired $524.3 million of its 2026 Senior Notes in a tender offer using net proceeds from the 2029 Senior Notes offering. In May 2025, the Company redeemed the remaining balance of its 2026 Senior Notes, at par for $25.7 million. No additional fees or penalties were incurred as a result of the early redemption.

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
On September 12, 2024, the Company entered into the Commitment Increase, Borrowing Base Reaffirmation Agreement, and Fourth Amendment to Credit Agreement (the “Fourth Amendment”), which amended the Company’s Third Amended and Restated Credit Agreement. The Fourth Amendment, among other things, (a) increased the aggregate elected commitment amounts under the Credit Facility to $1.0 billion, (b) reaffirmed the borrowing base under the Credit Facility at $1.1 billion, (c) extended the maturity date under the Credit Facility to September 12, 2028, and (d) reduced the pricing grid by 50 bps. On May 5, 2025, Gulfport completed its semi-annual borrowing base redetermination under its Credit Facility during which the borrowing base was reaffirmed at $1.1 billion with elected commitments remaining at $1.0 billion.
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
As of June 30, 2025, the Company had $55.0 million outstanding borrowings under the Credit Facility, $63.9 million in letters of credit outstanding and was in compliance with all covenants under the credit agreement.

For the three and six months ended June 30, 2025, the Credit Facility bore interest at a weighted average rate of 6.77% and 6.77%, respectively. For the three and six months ended June 30, 2024, the Credit Facility bore interest at a weighted average rate of 8.33% and 8.33%, respectively.
The borrowing base is redetermined semiannually on or around May 1 and November 1 of each year.
Capitalization of Interest
The Company capitalized $1.4 million and $2.9 million in interest expense for the three and six months ended June 30, 2025, respectively and $1.2 million and $2.4 million for the three and six months ended June 30, 2024, respectively.
Fair Value of Debt
At June 30, 2025, the carrying value of the outstanding debt represented by the 2029 Senior Notes was $640.2 million. Based on the quoted market prices (Level 1), the fair value of the 2029 Senior Notes was determined to be $667.5 million at June 30, 2025.
5.MEZZANINE EQUITY
The Company's amended and restated certificate of incorporation provides for, among other things, (i) the authority to issue 42 million shares of common stock with a par value of $0.0001 per share and (ii) the designation of 110,000 shares of preferred stock, with a par value of $0.0001 per share and a liquidation preference of $1,000 per share (the "Liquidation Preference").
Preferred Stock
In May 2021, the Company issued 55,000 shares of Series A Convertible Preferred Stock ("the preferred stock").
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
Each holder of shares of preferred stock has the right (the “Conversion Right”), at its option and at any time, to convert all or a portion of the shares of preferred stock that it holds into a number of shares of common stock equal to the quotient obtained by dividing (x) the product obtained by multiplying (i) the Liquidation Preference times (ii) an amount equal to one (1) plus the Per Share Makewhole Amount (as defined in the Preferred Terms) on the date of conversion, by (y) $14.00 per share (as may be adjusted under the Preferred Terms). The shares of preferred stock outstanding at June 30, 2025 would convert to approximately 2.2 million shares of common stock if all holders of preferred stock exercised their Conversion Right.
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

Dividends and Conversions
The Company paid $0.8 million and $1.7 million of cash dividends to holders of our preferred stock during the three and six months ended June 30, 2025, respectively, and $1.1 million and $2.2 million during the three and six months ended June 30, 2024, respectively.
The following table summarizes activity of the Company’s preferred stock for the six months ended June 30, 2025 and 2024:

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Preferred stock, beginning of period	37,348	44,214
Conversion of preferred stock	(5,992)	(426)
Preferred stock, end of period	31,356	43,788
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

The following tables summarize activity under the Repurchase Program for the three and six months ended June 30, 2025 and 2024 (dollar value of shares purchased shown in thousands):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Total number of shares purchased	338,886	160,622
Dollar value of shares purchased	$65,000	$25,000
Average price paid per share	$191.80	$155.65

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Total number of shares purchased	679,550	370,697
Dollar value of shares purchased	$125,000	$54,492
Average price paid per share	$183.95	$147.00
As of June 30, 2025, the Company has repurchased 6.2 million shares for $709.1 million at a weighted average price of $113.48 per share since the inception of the Repurchase Program.
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
The Company has granted both restricted stock units and performance vesting restricted stock units to employees and directors pursuant to the Incentive Plan, as discussed below. During the three and six months ended June 30, 2025, the Company's stock-based compensation expense was $4.9 million and $9.4 million, respectively, of which the Company capitalized $1.6 million and $3.1 million, respectively, relating to its exploration and development efforts. During the three and six months ended June 30, 2024, the Company's stock-based compensation expense was $5.0 million and $8.6 million, respectively, of which the Company capitalized $1.6 million and $2.8 million, respectively, relating to its exploration and development efforts. Stock compensation expense, net of the amounts capitalized, is included in general and administrative expenses in the accompanying consolidated statements of operations. As of June 30, 2025, the Company has awarded an aggregate of approximately 516,354 restricted stock units and approximately 539,972 performance vesting restricted stock units under the Incentive Plan.
The following tables summarize activity for the six months ended June 30, 2025 and 2024:

	Number of Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Unvested Performance Vesting Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested shares as of January 1, 2025	167,014	$115.67	178,139	$92.06
Granted	61,350	169.80	41,016	165.39
Vested	(40,011)	112.93	—	—
Forfeited/canceled	(1,288)	126.93	—	—
Unvested shares as of March 31, 2025	187,065	$133.93	219,155	$105.78
Granted(1)	10,511	195.92	35,974	66.82
Vested	(39,463)	104.36	(71,948)	66.82
Forfeited/canceled	(994)	144.69	—	—
Unvested shares as of June 30, 2025	157,119	$145.44	183,181	$113.44

_____________________
(1)    The table includes the impacts of performance share units granted in a prior year that vested higher than 100% of target due to the Company's absolute TSR performance and RTSR performance compared to peers.

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
_____________________
(1)    The table includes the impacts of performance share units granted in a prior year that vested higher than 100% of target due to the Company's absolute TSR performance and RTSR performance compared to peers.
The aggregate fair value of share-based awards that vested during the three and six months ended June 30, 2025, was approximately $19.8 million and $26.8 million, respectively, based on the stock price at the time of vesting. During the three and six months ended June 30, 2024, the aggregate fair value of share-based awards that vested was approximately $48.1 million and $49.2 million, respectively, based on the stock price at the time of vesting.
In the three months ended June 30, 2025, upon vesting, the Company settled performance vesting restricted stock units awards that were granted in 2022 in cash. These awards vested at 200% of target due to the Company's performance during the performance period. The awards were classified as equity awards from the grant date as they were intended to be settled in shares. The Company has no history or stated policy of settling such awards in cash, and there is no implied obligation to do so in the future. The total cash outflow related to this settlement was $12.3 million.
Restricted Stock Units
Restricted stock units awarded under the Incentive Plan generally vest over a period of 3 years in the case of employees and 1 or 4 years in the case of directors upon the recipient meeting applicable service requirements. Stock-based compensation expense is recorded ratably over the service period. The grant date fair value of restricted stock units represents the closing market price of the Company's common stock on the date of the grant. Unrecognized compensation expense as of June 30, 2025, was $18.3 million. The expense is expected to be recognized over a weighted average period of 2.08 years.
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

The table below summarizes the assumptions used in the Monte Carlo simulation to determine the grant date fair value of awards granted during the six months ended June 30, 2025 and 2024:

Grant date	March 1, 2024	March 1, 2025
Forecast period (years)	3	3
Risk-free interest rates	4.36%	3.99%
Implied equity volatility	46.70%	44.60%
Unrecognized compensation expense as of June 30, 2025, related to performance vesting restricted shares was $11.1 million. The expense is expected to be recognized over a weighted average period of 1.94 years.
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
There were 0.2 million and 0.2 million shares of restricted stock that were considered dilutive for the three and six months ended June 30, 2025, respectively. There were 0.3 million shares of restricted stock that were considered anti-dilutive for the three months ended June 30, 2024, and 0.4 million shares of restricted stock that were considered dilutive for the six months ended June 30, 2024. There were 2.2 million potential shares of common stock issuable due to the Company's convertible preferred stock as of June 30, 2025. There were 3.1 million potential shares of common stock issuable due to the Company's convertible preferred stock as of June 30, 2024.
Reconciliations of the components of basic and diluted net income (loss) per common share are presented in the tables below (in thousands):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Net income (loss)	$184,466	$(26,212)
Dividends on preferred stock	(804)	(1,095)
Participating securities - preferred stock(1)	(20,622)	—
Net income (loss) attributable to common stockholders	$163,040	$(27,307)
Re-allocation of participating securities	205	—
Diluted net (loss) income attributable to common stockholders	$163,245	$(27,307)
Basic Shares	17,707	18,144
Dilutive Shares	17,907	18,144
Basic EPS	$9.21	$(1.51)
Dilutive EPS	$9.12	$(1.51)
_____________________
(1)    Preferred stock represents participating securities because it participates in any dividends on shares of common stock on a pari passu, pro rata basis. However, preferred stock does not participate in undistributed net losses.

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Net income	$184,002	$25,823
Dividends on preferred stock	(1,666)	(2,200)
Participating securities - preferred stock(1)	(20,385)	(3,469)
Net income attributable to common stockholders	$161,951	$20,154
Re-allocation of participating securities	217	64
Diluted net income attributable to common stockholders	$162,168	$20,218
Basic Shares	17,793	18,169
Dilutive Shares	18,009	18,573
Basic EPS	$9.10	$1.11
Dilutive EPS	$9.01	$1.09
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
A summary of these commitments at June 30, 2025, are set forth in the table below (in thousands):

Remaining 2025	$70,370
2026	136,581
2027	135,953
2028	138,121
2029	139,383
Thereafter	493,813
Total	$1,114,221
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

A summary of these volume commitments at June 30, 2025, are set forth in the table below (MMBtu per day):

Remaining 2025	80,000
2026	75,000
2027	13,000
2028	—
Thereafter	—
Total	168,000
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

The Company does not currently have any commodity derivative transactions that have margin requirements or collateral provisions that would require payments prior to the scheduled settlement dates. The Company's commodity derivative contract counterparties are typically financial institutions and energy trading firms with investment-grade credit ratings. Gulfport routinely monitors and manages its exposure to counterparty risk by requiring specific minimum credit standards for all counterparties, actively monitoring counterparties' public credit ratings and avoiding the concentration of credit exposure by transacting with multiple counterparties. The Company has master netting agreements with some counterparties that allow the offsetting of receivables and payables in a default situation. As of June 30, 2025, our commodity derivative contracts were spread among 12 counterparties.
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
The Company has entered into natural gas, crude oil and NGL fixed price swap contracts based off the NYMEX Henry Hub, NYMEX WTI and Mont Belvieu C3 indices. Below is a summary of the Company’s open fixed price swap positions as of June 30, 2025.

	Index	Daily Volume	Weighted Average Price
Natural Gas		(MMBtu/d)	($/MMBtu)
Remaining 2025	NYMEX Henry Hub	270,000	$3.82
2026	NYMEX Henry Hub	250,000	$3.77
2027	NYMEX Henry Hub	80,000	$3.94

Oil		(Bbl/d)	($/Bbl)
Remaining 2025	NYMEX WTI	3,000	$73.29

NGL		(Bbl/d)	($/Bbl)
Remaining 2025	Mont Belvieu C3	3,000	$29.89
2026	Mont Belvieu C3	2,496	$30.91
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
The Company has entered into natural gas costless collars based off the NYMEX Henry Hub index. Below is a summary of the Company's costless collar positions as of June 30, 2025.

	Index	Daily Volume	Weighted Average Floor Price	Weighted Average Ceiling Price
Natural Gas		(MMBtu/d)	($/MMBtu)	($/MMBtu)
Remaining 2025	NYMEX Henry Hub	240,000	$3.42	$4.27
2026	NYMEX Henry Hub	170,000	$3.63	$4.48
2027	NYMEX Henry Hub	80,000	$3.75	$4.28

From time to time, the Company has sold natural gas call options in exchange for a premium, and used the associated premiums received to enhance the fixed price for a portion of the fixed price natural gas swaps. Each sold call option has an established ceiling price. If at the time of settlement the referenced settlement price exceeds the ceiling price, the Company pays its counterparty an amount equal to the difference between the referenced settlement price and the price ceiling multiplied by the hedged contract volumes. No payment is due from either party if the referenced settlement price is below the price ceiling. Below is a summary of the Company's open sold call option positions as of June 30, 2025.

	Index	Daily Volume	Weighted Average Price
Natural Gas		(MMBtu/d)	($/MMBtu)
Remaining 2025	NYMEX Henry Hub	186,739	$5.84
In addition, the Company has entered into natural gas basis swap positions. These instruments are arrangements that guarantee a fixed price differential to NYMEX Henry Hub from a specified delivery point. The Company receives the fixed price differential and pays the floating market price differential to the counterparty for the hedged commodity. As of June 30, 2025, the Company had the following natural gas basis swap positions open:

	Gulfport Pays	Gulfport Receives	Daily Volume	Weighted Average Fixed Spread
Natural Gas			(MMBtu/d)	($/MMBtu)
Remaining 2025	Rex Zone 3	NYMEX Plus Fixed Spread	110,000	$(0.20)
Remaining 2025	NGPL TXOK	NYMEX Plus Fixed Spread	40,000	$(0.29)
Remaining 2025	TETCO M2	NYMEX Plus Fixed Spread	230,000	$(0.96)
Remaining 2025	Transco Station 85	NYMEX Plus Fixed Spread	10,000	$0.45
Remaining 2025	TGP 500	NYMEX Plus Fixed Spread	20,000	$0.41
2026	Rex Zone 3	NYMEX Plus Fixed Spread	80,000	$(0.18)
2026	NGPL TXOK	NYMEX Plus Fixed Spread	30,000	$(0.30)
2026	TETCO M2	NYMEX Plus Fixed Spread	130,000	$(0.98)
2026	Transco Station 85	NYMEX Plus Fixed Spread	10,000	$0.56
2026	TGP 500	NYMEX Plus Fixed Spread	20,000	$0.56
Balance Sheet Presentation
The Company reports the fair value of derivative instruments on the consolidated balance sheets as derivative instruments under current assets, noncurrent assets, current liabilities and noncurrent liabilities on a gross basis. The Company determines the current and noncurrent classification based on the timing of expected future cash flows of individual trades. The following table presents the fair value of the Company’s derivative instruments on a gross basis at June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025	December 31, 2024
Short-term derivative asset	$44,191	$58,085
Long-term derivative asset	20,906	6,003
Short-term derivative liability	(53,184)	(41,889)
Long-term derivative liability	(44,793)	(35,081)
Total commodity derivative position	$(32,880)	$(12,882)

Gains and Losses
The following tables present the gain and loss recognized in net gain (loss) on natural gas, oil and NGL derivatives in the accompanying consolidated statements of operations for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Net gain (loss) on derivative instruments
	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Natural gas derivatives - fair value gains (losses)	$108,909	$(99,871)
Natural gas derivatives - settlement gains	17,295	91,251
Total gains (losses) on natural gas derivatives	126,204	(8,620)

Oil derivatives - fair value gains	2,315	595
Oil derivatives - settlement gains (losses)	2,411	(271)
Total gains on oil and condensate derivatives	4,726	324

NGL derivatives - fair value gains (losses)	5,437	(82)
NGL derivatives - settlement losses	(266)	(237)
Total gains (losses) on NGL derivatives	5,171	(319)

Total gains (losses) on natural gas, oil and NGL derivatives	$136,101	$(8,615)

	Net gain (loss) on derivative instruments
	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Natural gas derivatives - fair value losses	$(24,755)	$(111,349)
Natural gas derivatives - settlement gains	8,270	157,702
Total (losses) gains on natural gas derivatives	(16,485)	46,353

Oil derivatives - fair value gains (losses)	2,309	(1,865)
Oil derivatives - settlement gains (losses)	2,915	(259)
Total gains (losses) on oil and condensate derivatives	5,224	(2,124)

NGL derivatives - fair value gains (losses)	2,449	(6,330)
NGL derivatives - settlement losses	(1,635)	(1,378)
Total gains (losses) on NGL derivatives	814	(7,708)

Total (losses) gains on natural gas, oil and NGL derivatives	$(10,447)	$36,521

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

	As of June 30, 2025
	Gross Assets (Liabilities) Presented in the Consolidated Balance Sheets	Gross Amounts Subject to Master Netting Agreements	Net Amount
Derivative assets	$65,097	$(61,261)	$3,836
Derivative liabilities	$(97,977)	$61,261	$(36,716)

	As of December 31, 2024
	Gross Assets (Liabilities) Presented in the Consolidated Balance Sheets	Gross Amounts Subject to Master Netting Agreements	Net Amount
Derivative assets	$64,088	$(49,343)	$14,745
Derivative liabilities	$(76,970)	$49,343	$(27,627)
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

Financial assets and liabilities
The following tables summarize the Company’s financial and non-financial assets and liabilities by valuation level as of June 30, 2025 and December 31, 2024 (in thousands):

	June 30, 2025
	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$—	$65,097	$—
Contingent consideration arrangement	—	—	2,100
Total assets	$—	$65,097	$2,100
Liabilities:
Derivative instruments	$—	$97,977	$—

	December 31, 2024
	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$—	$64,088	$—
Contingent consideration arrangement	—	—	2,700
Total assets	$—	$64,088	$2,700
Liabilities:
Derivative instruments	$—	$76,970	$—
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
The Company's SCOOP water infrastructure sale, which closed in the first quarter of 2020, included a contingent consideration arrangement. As of June 30, 2025, the fair value of the contingent consideration was $2.1 million, of which $0.1 million is included in prepaid expenses and other assets and $2.0 million is included in other assets in the accompanying consolidated balance sheets. The fair value of the contingent consideration arrangement is calculated using discounted cash flow techniques and is based on internal estimates of the Company's future development program and water production levels. Given the unobservable nature of the inputs, the fair value measurement of the contingent consideration arrangement is deemed to use Level 3 inputs. The Company records changes in fair value in earnings. The fair value of the contingent consideration arrangement decreased $0.4 million and $0.5 million for the three and six months ended June 30, 2025. The Company did not recognize a gain or loss for the three and six months ended June 30, 2024 with respect to this contingent consideration arrangement. These fair value changes are included in Other, net in the accompanying consolidated statements of operations.
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
Contract Balances
Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $128.6 million and $155.9 million as of June 30, 2025 and December 31, 2024, respectively, and are reported in accounts receivable - oil, natural gas, and natural gas liquids sales in the accompanying consolidated balance sheets. The Company currently has no assets or liabilities related to its revenue contracts, including no upfront or rights to deficiency payments.
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

The Company has historically entered into contracts for drilling rigs with varying terms with third parties to ensure operational continuity, cost control and rig availability in its operations. At June 30, 2025, the Company did not have any active long-term drilling rig contracts.
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
Future amounts due under operating lease liabilities as of June 30, 2025 were as follows (in thousands):

Remaining 2025	$418
2026	561
2027	10
2028	—
2029	—
Total lease payments	$989
Less: imputed interest	(33)
Total	$956
Lease costs incurred for the three and six months ended June 30, 2025 and 2024, consisted of the following (in thousands):

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Operating lease cost	$209	$3,403
Variable lease cost	—	—
Short-term lease cost	7,472	5,998
Total lease cost(1)	$7,681	$9,401

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Operating lease cost	$1,635	$6,806
Variable lease cost	—	—
Short-term lease cost	16,382	15,949
Total lease cost(1)	$18,017	$22,755
_____________________
(1)    The majority of the Company's total lease cost was capitalized to the full cost pool, and the remainder was included in either lease operating expenses or general and administrative expenses in the accompanying consolidated statements of operations.
The weighted average remaining lease term as of June 30, 2025 was 1.20 years. The weighted average discount rate used to determine the operating lease liability as of June 30, 2025 was 6.10%.

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
The Company's effective income tax rate was 21.9% and 21.9% for the three and six months ended June 30, 2025, respectively, and 22.8% and 22.0% for the three and six months June 30, 2024, respectively. The difference between the actual rate and the statutory rate for the three and six months ended June 30, 2025 is primarily related to the deferred state tax expense recorded during the period.
At each reporting period, the Company weighs all available positive and negative evidence to determine whether its deferred tax assets are more likely than not to be realized. A valuation allowance for deferred tax assets, including net operating losses, is recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized. To assess that likelihood, the Company uses estimates and judgment regarding future taxable income and considers the tax laws in the jurisdiction where such taxable income is generated, to determine whether a valuation allowance is required. Such evidence can include current financial position, results of operations, both actual and forecasted, the reversal of deferred tax liabilities and tax planning strategies as well as the current and forecasted business economics of the oil and gas industry. Based upon the Company’s analysis, the Company currently believes that it is more likely than not that a portion of the Company's federal and state deferred tax assets will be utilized. The Company has an $82.6 million valuation allowance associated with its federal and state deferred tax assets.
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
15.RELATED PARTY TRANSACTIONS
Share Repurchase Program
On March 20, 2024, the Company purchased 97,219 shares of its common stock from Silver Point Capital, L.P. for approximately $15.0 million. The repurchase is part of the Company's existing share Repurchase Program. Upon closing of the transaction on March 22, 2024, the repurchased common stock was canceled.
On May 14, 2025, the Company purchased 76,986 shares of its common stock from Silver Point Capital, L.P. for approximately $15.0 million. The repurchase is part of the Company's existing share Repurchase Program. Upon closing of the transaction on May 20, 2025, the repurchased common stock was canceled.

16.SUBSEQUENT EVENTS
Natural Gas, Oil and NGL Derivative Instruments
Subsequent to June 30, 2025, as of July 30, 2025, the Company entered into the following derivative contracts:

Period	Type of Derivative Instrument	Index	Daily Volume	Weighted Average Price
Natural Gas			(MMBtu/d)	($/MMBtu)
2027	Costless Collar	NYMEX Henry Hub	10,000	$3.75 / $4.52
2027	Swaps	NYMEX Henry Hub	10,000	$4.04
2027	Basis Swaps	TETCO M2	20,000	$(0.97)
2027	Basis Swaps	NGPL TXOK	10,000	$(0.29)
One Big Beautiful Bill Act
On July 4, 2025, the President signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), which introduces significant changes to U.S. federal tax law. Key provisions of the OBBBA that may be relevant to the Company include modifications to the limitations on the deductibility of interest expense under Section 163(j) of the Internal Revenue Code, changes to the treatment of research and development expenditures under Section 174A of the Internal Revenue Code and adjustments to bonus depreciation rules.
The Company is currently assessing the potential impact of the OBBBA. The effects of the legislation will be reflected in the Company’s financial statements in the period that includes the enactment date, which is the third quarter of 2025.
Expanded Common Stock Repurchase Program
On August 4, 2025, the Company's Board of Directors approved an increase to the authorized Repurchase Program from $1.0 billion to $1.5 billion (including the redemption of preferred stock noted below) and extended the authorization through December 31, 2026.
Redemption of Preferred Stock
On August 5, 2025, Gulfport issued a notice of redemption for its preferred stock for cash. The optional redemption will be effective on September 5, 2025 (the "Redemption Date") with respect to any shares of the preferred stock that have not been converted and remain outstanding at that date. Shares of preferred stock may be converted to common stock pursuant to their terms up to, but not including, the Redemption Date. The total cash amount payable by Gulfport in connection with the redemption will vary depending on the number of shares of preferred stock converted prior to the Redemption Date and the price of Gulfport's common stock.

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
The following information updates the discussion of Gulfport’s financial condition provided in its Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”) and analyzes the changes in the results of operations between the periods of April 1, 2025 through June 30, 2025, January 1, 2025 through June 30, 2025, April 1, 2024 through June 30, 2024 and January 1, 2024 through June 30, 2024. For definitions of commonly used natural gas and oil terms found in this Quarterly Report on Form 10-Q, please refer to the “Definitions” provided in this report.
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
Recent Developments
Credit Facility
On May 5, 2025, Gulfport completed its semi-annual borrowing base redetermination under its Credit Facility during which the borrowing base was reaffirmed at $1.1 billion with elected commitments remaining at $1.0 billion.
Share Repurchase Program and Redemption of Preferred Stock
During the three months ended June 30, 2025, the Company repurchased 338,886 shares for $65.0 million at a weighted average price of $191.80 per share. As of June 30, 2025, the Company repurchased 6.2 million shares for $709.1 million at a weighted average price of $113.48 per share since the inception of the Repurchase Program.
On August 4, 2025, the Company's Board of Directors approved an increase to the authorized Repurchase Program from $1.0 billion to $1.5 billion (including the redemption of preferred stock noted below) and extended the authorization through December 31, 2026.
On August 5, 2025, Gulfport issued a notice of redemption for its preferred stock for cash. The optional redemption will be effective on September 5, 2025 (the "Redemption Date") with respect to any shares of the preferred stock that have not been converted and remain outstanding at that date. Shares of preferred stock may be converted to common stock pursuant to their terms up to, but not including, the Redemption Date. The total cash amount payable by Gulfport in connection with the redemption will vary depending on the number of shares of preferred stock converted prior to the Redemption Date and the price of Gulfport's common stock.

Tariffs and Trading Relationships
Since the initial U.S. government announcement regarding tariffs in April 2025, the U.S. government has subsequently announced and modified, delayed or rescinded multiple tariffs on several foreign jurisdictions, which has increased uncertainty regarding the ultimate effect of the tariffs on economic conditions. For example, the U.S. government has recently threatened 30% tariffs on imports from certain countries (including Mexico and the European Union), and certain other countries have likewise threatened, and in some cases implemented, tariffs on U.S. goods. Current uncertainties about tariffs and their effects on trading relationships may affect costs for and availability of raw materials, contribute to inflation in the markets in which we operate, delay access to capital markets and increase the likelihood of an economic downturn. Although we are continuing to monitor the economic effects of such announcements, as well as opportunities to mitigate their related impacts, costs and other effects associated with the tariffs and retaliatory tariffs remain uncertain pending their implementation.
2025 Operational and Financial Highlights
During the second quarter of 2025, we had the following notable achievements:
•Reported total net production of 1,006.3 MMcfe per day.
•Turned to sales 14 gross (13.8 net) operated wells.
•Generated $231.4 million of operating cash flows.
•Repurchased 338,886 shares for $65.0 million at a weighted average price of $191.80 per share.
•Exited the quarter with total liquidity of $884.9 million.
2025 Production and Drilling Activity
Production Volumes

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Natural gas (Mcf/day)
Utica & Marcellus	736,420	816,935
SCOOP	154,939	155,552
Total	891,359	972,487
Oil and condensate (Bbl/day)
Utica & Marcellus	6,135	977
SCOOP	1,708	1,770
Total	7,843	2,747
NGL (Bbl/day)
Utica & Marcellus	4,555	2,349
SCOOP	6,759	7,845
Total	11,313	10,195
Combined (Mcfe/day)
Utica & Marcellus	800,557	836,892
SCOOP	205,742	213,245
Total	1,006,299	1,050,137
Totals may not sum or recalculate due to rounding.
Our total net production averaged approximately 1,006.3 MMcfe per day during the three months ended June 30, 2025, as compared to 1,050.1 MMcfe per day during the three months ended June 30, 2024. Production per day declined primarily due to natural declines resulting from the timing of our 2024 and 2025 development programs and the impact of unplanned, third-party midstream outages and constraints.

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Natural gas (Mcf/day)
Utica & Marcellus	711,829	814,146
SCOOP	152,907	158,879
Total	864,735	973,025
Oil and condensate (Bbl/day)
Utica & Marcellus	5,005	1,163
SCOOP	1,565	1,875
Total	6,570	3,038
NGL (Bbl/day)
Utica & Marcellus	4,028	2,165
SCOOP	6,614	7,948
Total	10,641	10,113
Combined (Mcfe/day)
Utica & Marcellus	766,023	834,112
SCOOP	201,979	217,817
Total	968,002	1,051,929
Totals may not sum or recalculate due to rounding.
Our total net production averaged approximately 968.0 MMcfe per day during the six months ended June 30, 2025, as compared to 1,051.9 MMcfe per day during the six months ended June 30, 2024. Production per day declined primarily due to natural declines partially offset by our 2024 and 2025 development programs and the impact of unplanned, third-party midstream outages and constraints.
Utica/Marcellus. We spud four gross (4.0 net) wells targeting the Utica formation during the three months ended June 30, 2025. In addition, we commenced sales on eight gross (8.0 net) operated Utica wells and four gross (4.0 net) operated Marcellus wells.
As of July 30, 2025, we had one operated drilling rig running in Ohio drilling the Utica formation.
SCOOP. We did not spud any operated wells in the SCOOP during the three months ended June 30, 2025. We commenced sales on two gross (1.8 net) operated SCOOP wells.
As of July 30, 2025, we did not have an operated drilling rig running in the SCOOP.

RESULTS OF OPERATIONS
Comparison of the Three Month Periods Ended June 30, 2025 and 2024
Natural Gas, Oil and Condensate and NGL Production and Pricing (sales totals in thousands)
The following table summarizes our natural gas, oil and condensate and NGL production and related pricing for the three months ended June 30, 2025 as compared to the three months ended June 30, 2024. Some totals below may not sum or recalculate due to rounding.

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Natural gas sales
Natural gas production volumes (MMcf)	81,114	88,496
Natural gas production volumes (MMcf) per day	891	972
Total sales	$241,236	$144,458
Average price without the impact of derivatives ($/Mcf)	$2.97	$1.63
Impact from settled derivatives ($/Mcf)	$0.22	$1.03
Average price, including settled derivatives ($/Mcf)	$3.19	$2.66

Oil and condensate sales
Oil and condensate production volumes (MBbl)	714	250
Oil and condensate production volumes (MBbl) per day	8	3
Total sales	$41,543	$19,127
Average price without the impact of derivatives ($/Bbl)	$58.20	$76.51
Impact from settled derivatives ($/Bbl)	$3.38	$(1.08)
Average price, including settled derivatives ($/Bbl)	$61.58	$75.43

NGL sales
NGL production volumes (MBbl)	1,030	928
NGL production volumes (MBbl) per day	11	10
Total sales	$28,736	$26,147
Average price without the impact of derivatives ($/Bbl)	$27.91	$28.18
Impact from settled derivatives ($/Bbl)	$(0.26)	$(0.25)
Average price, including settled derivatives ($/Bbl)	$27.65	$27.93

Natural gas, oil and condensate and NGL sales
Natural gas equivalents (MMcfe)	91,573	95,562
Natural gas equivalents (MMcfe) per day	1,006	1,050
Total sales	$311,515	$189,732
Average price without the impact of derivatives ($/Mcfe)	$3.40	$1.99
Impact from settled derivatives ($/Mcfe)	$0.21	$0.94
Average price, including settled derivatives ($/Mcfe)	$3.61	$2.93

Production Costs:
Average lease operating expenses ($/Mcfe)	$0.19	$0.17
Average taxes other than income ($/Mcfe)	$0.08	$0.07
Average transportation, gathering, processing and compression ($/Mcfe)	$0.94	$0.91
Total lease operating expenses, taxes other than income and midstream costs ($/Mcfe)	$1.22	$1.14

Natural Gas, Oil and Condensate and NGL Sales (in thousands)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	% Change
Natural gas	$241,236	$144,458	67%
Oil and condensate	41,543	19,127	117%
NGL	28,736	26,147	10%
Natural gas, oil and condensate and NGL sales	$311,515	$189,732	64%
The increase in natural gas sales without the impact of derivatives, when comparing the three months ended June 30, 2025 to the three months ended June 30, 2024 was due to a 82% increase in realized prices, partially offset by a 8% decrease in sales volumes. The realized price change was primarily driven by the increase in the average Henry Hub gas index from $1.89 per Mcf in the three months ended June 30, 2024, to $3.44 per Mcf during the three months ended June 30, 2025. The 8% decrease in natural gas production was primarily due to natural declines partially offset by our 2024 and 2025 development programs and the impact of unplanned, third-party midstream outages and constraints.
The increase in oil and condensate sales without the impact of derivatives, when comparing the three months ended June 30, 2025 to the three months ended June 30, 2024, was due to a 186% increase in sales volumes, partially offset by a 24% decrease in realized prices. The 186% increase in oil and condensate production was primarily due to commencement of sales on new wells targeting the Utica liquids window. The realized price change was primarily driven by the decrease in the average WTI crude index from $80.57 per barrel in the three months ended June 30, 2024, to $63.74 per barrel during the three months ended June 30, 2025.
The increase in NGL sales without the impact of derivatives, when comparing the three months ended June 30, 2025 to the three months ended June 30, 2024, was due to a 11% increase in sales volumes. The 11% increase in NGL production was primarily due to commencement of sales on new wells targeting the Utica liquids window.
Natural Gas, Oil and NGL Derivatives (in thousands)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Natural gas derivatives - fair value gains (losses)	$108,909	$(99,871)
Natural gas derivatives - settlement gains	17,295	91,251
Total gains (losses) on natural gas derivatives	126,204	(8,620)

Oil derivatives - fair value gains	2,315	595
Oil derivatives - settlement gains (losses)	2,411	(271)
Total gains on oil and condensate derivatives	4,726	324

NGL derivatives - fair value gains (losses)	5,437	(82)
NGL derivatives - settlement losses	(266)	(237)
Total gains (losses) on NGL derivatives	5,171	(319)

Total gains (losses) on natural gas, oil and NGL derivatives	$136,101	$(8,615)
We recognize fair value changes on our natural gas, oil and NGL derivative instruments in each reporting period. The changes in fair value resulted from new positions and settlements that occurred during each period, as well as the relationship between contract prices and the associated forward curves. The significant change in the total gain (loss) for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, was primarily the result of changes in futures pricing for oil, natural gas, and NGLs during each period. See Note 10 of our consolidated financial statements for hedged volumes and pricing.

Lease Operating Expenses (in thousands, except per unit)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	% Change
Lease operating expenses
Utica & Marcellus	$12,421	$10,717	16%
SCOOP	5,207	5,100	2%
Total lease operating expenses	$17,628	$15,817	11%

Lease operating expenses per Mcfe
Utica & Marcellus	$0.17	$0.14	21%
SCOOP	0.28	0.26	8%
Total lease operating expenses per Mcfe	$0.19	$0.17	16%
The increase in our total LOE for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, was primarily the result of an increase in water hauling and labor expenses throughout our operations.
Taxes Other Than Income (in thousands, except per unit)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	% Change
Production taxes	$5,316	$4,661	14%
Property taxes	1,554	1,919	(19)%
Other	686	438	57%
Total taxes other than income	$7,556	$7,018	8%
Total taxes other than income per Mcfe	$0.08	$0.07	12%
The increase in total and per unit taxes other than income for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, was primarily related to an increase in production taxes resulting from the increase in our natural gas, oil and NGL revenues excluding the impact of hedges discussed above.
Transportation, Gathering, Processing and Compression (in thousands, except per unit)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	% Change
Transportation, gathering, processing and compression	$86,508	$86,529	—%
Transportation, gathering, processing and compression per Mcfe	$0.94	$0.91	4%
Transportation, gathering, processing and compression for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, increased on a per unit basis primarily as a result of an increase in the proportion of natural gas liquids and oil and condensate sales.

Depreciation, Depletion and Amortization (in thousands, except per unit)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	% Change
Depreciation, depletion and amortization of oil and gas properties	$73,123	$78,230	(7)%
Depreciation, depletion and amortization of other property and equipment	520	323	61%
Total depreciation, depletion and amortization	$73,643	$78,553	(6)%
Depreciation, depletion and amortization per Mcfe	$0.80	$0.82	(2)%
Depreciation, depletion and amortization of our oil and gas properties for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, decreased primarily due to a lower depletion rate resulting from a decline in our amortization base from the full cost ceiling test impairments incurred during 2024, combined with a decrease in our production as noted above.
General and Administrative Expenses (in thousands, except per unit)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	% Change
General and administrative expenses, gross	$21,639	$20,786	4%
Reimbursed from third parties	(4,280)	(3,705)	16%
Capitalized general and administrative expenses	(6,433)	(6,329)	2%
General and administrative expenses, net	$10,926	$10,752	2%
General and administrative expenses, net per Mcfe	$0.12	$0.11	6%
The increase in general and administrative expenses for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, was primarily driven by increases in employee compensation and legal expense related to the matters disclosed in Note 9 of our consolidated financial statements.
Interest Expense (in thousands, except per unit)

	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024	% Change
Interest on 2026 Senior Notes	$263	$11,000	(98)%
Interest on 2029 Senior Notes	10,969	—	100%
Interest expense on Credit Facility	2,322	3,857	(40)%
Amortization of loan costs	1,313	949	38%
Capitalized interest	(1,447)	(1,241)	17%
Other	311	593	(48)%
Total interest expense	$13,731	$15,158	(9)%
Interest expense per Mcfe	$0.15	$0.16	(5)%
Due to the tender offer for the 2026 Senior Notes in the third quarter of 2024 and the redemption of the remaining balance in the second quarter of 2025, interest paid on the 2026 Senior Notes decreased 98% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024. The Company also incurred $11.0 million of interest on the 2029 Senior Notes for the three months ended June 30, 2025. Interest expense on our Credit Facility decreased 40% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, as a result of a lower average interest rate and balance outstanding. Amortization of loan costs increased 38% for the three months ended June 30, 2025 compared to the three months ended June 30, 2024, as a result of the Fourth Amendment to the Credit Facility and the issuance of the 2029 Senior Notes. See Note 4 of our consolidated financial statements for further details of our Credit Facility and 2029 Senior Notes. The Company also capitalized $1.4 million and $1.2 million in interest expense for the three months ended June 30, 2025 and June 30, 2024, respectively.

Income Taxes
We recorded income tax expense of $51.7 million and income tax benefit of $7.6 million for the three months ended June 30, 2025 and June 30, 2024, respectively. See Note 14 of our consolidated financial statements for further discussion of our income tax expense.

Comparison of the Six Month Periods Ended June 30, 2025 and 2024
Natural Gas, Oil and Condensate and NGL Production and Pricing (sales totals in thousands)
The following table summarizes our natural gas, oil and condensate, and NGL production and related pricing for the six months ended June 30, 2025 as compared to the six months ended June 30, 2024. Some totals below may not sum or recalculate due to rounding.

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Natural gas sales
Natural gas production volumes (MMcf)	156,517	177,091
Natural gas production volumes (MMcf) per day	865	973
Total sales	$522,742	$332,744
Average price without the impact of derivatives ($/Mcf)	$3.34	$1.88
Impact from settled derivatives ($/Mcf)	$0.05	$0.89
Average price, including settled derivatives ($/Mcf)	$3.39	$2.77

Oil and condensate sales
Oil and condensate production volumes (MBbl)	1,189	553
Oil and condensate production volumes (MBbl) per day	7	3
Total sales	$72,802	$40,828
Average price without the impact of derivatives ($/Bbl)	$61.22	$73.84
Impact from settled derivatives ($/Bbl)	$2.46	$(0.46)
Average price, including settled derivatives ($/Bbl)	$63.68	$73.38

NGL sales
NGL production volumes (MBbl)	1,926	1,841
NGL production volumes (MBbl) per day	11	10
Total sales	$59,553	$54,253
Average price without the impact of derivatives ($/Bbl)	$30.92	$29.48
Impact from settled derivatives ($/Bbl)	$(0.85)	$(0.75)
Average price, including settled derivatives ($/Bbl)	$30.07	$28.73

Natural gas, oil and condensate and NGL sales
Natural gas equivalents (MMcfe)	175,208	191,451
Natural gas equivalents (MMcfe) per day	968	1,052
Total sales	$655,097	$427,825
Average price without the impact of derivatives ($/Mcfe)	$3.74	$2.23
Impact from settled derivatives ($/Mcfe)	$0.05	$0.82
Average price, including settled derivatives ($/Mcfe)	$3.79	$3.05

Production Costs:
Average lease operating expenses ($/Mcfe)	$0.22	$0.17
Average taxes other than income ($/Mcfe)	$0.08	$0.08
Average transportation, gathering, processing and compression ($/Mcfe)	$0.97	$0.90
Total lease operating expenses, taxes other than income and midstream costs ($/Mcfe)	$1.26	$1.15

Natural Gas, Oil and Condensate and NGL Sales (in thousands)

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	% Change
Natural gas	$522,742	$332,744	57%
Oil and condensate	72,802	40,828	78%
NGL	59,553	54,253	10%
Natural gas, oil and condensate and NGL sales	$655,097	$427,825	53%
The increase in natural gas sales without the impact of derivatives, when comparing the six months ended June 30, 2025 to the six months ended June 30, 2024, was due to a 78% increase in realized prices, partially offset by a 12% decrease in sales volumes. The realized price change was primarily driven by the increase in the average Henry Hub gas index from $2.07 per Mcf in the six months ended June 30, 2024, to $3.55 per Mcf in the six months ended June 30, 2025. The 12% decrease in natural gas production was primarily due to natural declines partially offset by our 2024 and 2025 development programs and the impact of unplanned, third-party midstream outages and constraints.
The increase in oil and condensate sales without the impact of derivatives, when comparing the six months ended June 30, 2025 to the six months ended June 30, 2024, was due to a 115% increase in sales volumes, partially offset by a 17% decrease in realized prices. The 115% increase in oil and condensate production was primarily due to commencement of sales on new wells targeting the Utica liquids window. The realized price change was driven by the decrease in the average WTI crude index from $78.77 per barrel in the six months ended June 30, 2024, to $67.58 per barrel in the six months ended June 30, 2025.
The increase in NGL sales without the impact of derivatives, when comparing the six months ended June 30, 2025 to the six months ended June 30, 2024, was due to a 5% increase in sales volumes and a 5% increase in realized prices. The 5% increase in NGL production was primarily due to commencement of sales on new wells targeting the Utica liquids window.
Natural Gas, Oil and NGL Derivatives (in thousands)

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Natural gas derivatives - fair value losses	$(24,755)	$(111,349)
Natural gas derivatives - settlement gains	8,270	157,702
Total (losses) gains on natural gas derivatives	(16,485)	46,353

Oil derivatives - fair value gains (losses)	2,309	(1,865)
Oil derivatives - settlement gains (losses)	2,915	(259)
Total gains (losses) on oil and condensate derivatives	5,224	(2,124)

NGL derivatives - fair value gains (losses)	2,449	(6,330)
NGL derivatives - settlement losses	(1,635)	(1,378)
Total gains (losses) on NGL derivatives	814	(7,708)

Total (losses) gains on natural gas, oil and NGL derivatives	$(10,447)	$36,521
We recognize fair value changes on our natural gas, oil and NGL derivative instruments in each reporting period. The changes in fair value resulted from new positions and settlements that occurred during each period, as well as the relationship between contract prices and the associated forward curves. The significant change in the total (loss) gain for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, was primarily the result of changes in futures pricing for oil, natural gas, and NGLs during each period. See Note 10 of our consolidated financial statements for hedged volumes and pricing.

Lease Operating Expenses (in thousands, except per unit)

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	% Change
Lease operating expenses
Utica & Marcellus	$26,013	$21,480	21%
SCOOP	11,898	11,145	7%
Total lease operating expenses	$37,911	$32,625	16%

Lease operating expenses per Mcfe
Utica & Marcellus	$0.19	$0.14	36%
SCOOP	0.33	0.28	18%
Total lease operating expenses per Mcfe	$0.22	$0.17	27%
The increase in our total and per unit LOE for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, was primarily the result of an increase in water hauling, labor and costs associated with weather operations.
Taxes Other Than Income (in thousands, except per unit)

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	% Change
Production taxes	$10,753	$9,708	11%
Property taxes	1,982	4,529	(56)%
Other	1,447	1,041	39%
Total taxes other than income	$14,182	$15,278	(7)%
Total taxes other than income per Mcfe	$0.08	$0.08	1%
The decrease in total taxes other than income for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, was primarily related to a decrease in property taxes partially offset by increased production taxes resulting from the increase in revenues noted above.
Transportation, Gathering, Processing and Compression (in thousands, except per unit)

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	% Change
Transportation, gathering, processing and compression	$169,378	$173,148	(2)%
Transportation, gathering, processing and compression per Mcfe	$0.97	$0.90	7%
Transportation, gathering, processing and compression for the six months ended June 30, 2025 compared to the six months ended June 30, 2024 increased on a per unit basis primarily as a result of an increase in the proportion of natural gas liquids and oil and condensate sales and an 8% decrease in total production volumes as noted above.
Depreciation, Depletion and Amortization (in thousands, except per unit)

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	% Change
Depreciation, depletion and amortization of oil and gas properties	$138,213	$157,911	(12)%
Depreciation, depletion and amortization of other property and equipment	1,052	665	58%
Total depreciation, depletion and amortization	$139,265	$158,576	(12)%
Depreciation, depletion and amortization per Mcfe	$0.79	$0.83	(4)%
The total and per unit depreciation, depletion and amortization of our oil and gas properties for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, decreased primarily due to a lower depletion rate resulting from a decline in our amortization base from the full cost ceiling test impairments recorded during 2024, combined with a decrease in our production as noted above.

General and Administrative Expenses (in thousands, except per unit)

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	% Change
General and administrative expenses, gross	$40,838	$39,228	4%
Reimbursed from third parties	(8,246)	(7,243)	14%
Capitalized general and administrative expenses	(12,665)	(12,035)	5%
General and administrative expenses, net	$19,927	$19,950	—%
General and administrative expenses, net per Mcfe	$0.11	$0.10	9%
The increase in general and administrative expenses for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, was primarily driven by increases in employee compensation and legal expense related to the matters disclosed in Note 9 of our consolidated financial statements.
Interest Expense (in thousands, except per unit)

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024	% Change
Interest on 2026 Senior Notes	$777	$22,000	(96)%
Interest on 2029 Senior Notes	21,938	—	100%
Interest expense on Credit Facility	4,007	7,578	(47)%
Amortization of loan costs	2,613	1,894	38%
Capitalized interest	(2,877)	(2,372)	21%
Other	629	1,061	(41)%
Total interest expense	$27,087	$30,161	(10)%
Interest expense per Mcfe	$0.15	$0.16	(2)%
Due to the tender offer for the 2026 Senior Notes in the third quarter of 2024 and the redemption of the remaining balance in the second quarter of 2025, interest paid on the 2026 Senior Notes decreased 96% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024. The Company also incurred $21.9 million of interest on the 2029 Senior Notes for the six months ended June 30, 2025. Interest expense on our Credit Facility decreased 47% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, as a result of a lower average interest rate and balance outstanding. Amortization of loan costs increased 38% for the six months ended June 30, 2025 compared to the six months ended June 30, 2024, as a result of the Fourth Amendment to the Credit Facility and the issuance of the 2029 Senior Notes. See Note 4 of our consolidated financial statements for further details of our Credit Facility and 2029 Senior Notes. The Company also capitalized $2.9 million and $2.4 million in interest expense for the six months ended June 30, 2025 and June 30, 2024, respectively.
Income Taxes
We recorded income tax expense of $51.5 million and $7.3 million for the six months ended June 30, 2025 and June 30, 2024, respectively. See Note 14 of our consolidated financial statements for further discussion of our income tax expense.

Liquidity and Capital Resources
Overview. We strive to maintain sufficient liquidity to ensure financial flexibility, withstand commodity price volatility, fund our development projects, operations and capital expenditures and return capital to shareholders. We utilize derivative contracts to reduce the financial impact of commodity price volatility and provide a level of certainty to the Company's cash flows. We generally fund our operations, planned capital expenditures and any share repurchases or redemptions with cash flow from our operating activities, cash on hand, and borrowings under our Credit Facility. Additionally, we may access debt and equity markets and sell properties to enhance our liquidity. There is no guarantee that the debt or equity capital markets will be available to us on acceptable terms or at all.
For the three and six months ended June 30, 2025, our primary sources of capital resources and liquidity have consisted of internally generated cash flows from operations and access to debt markets, and our primary uses of cash have been for development of our oil and natural gas properties, share repurchases and dividend payments on our preferred stock.
We believe our annual free cash flow generation, borrowing capacity under the Credit Facility and cash on hand will provide sufficient liquidity to fund our operations, capital expenditures, interest expense and share repurchases or redemptions during the next 12 months and the foreseeable future.
To the extent actual operating results, realized commodity prices or uses of cash differ from our assumptions, our liquidity could be adversely affected. See Note 4 of our consolidated financial statements for further discussion of our debt obligations, including the principal and carrying amounts of our senior notes.
As of June 30, 2025, we had $3.8 million of cash and cash equivalents, $55.0 million of outstanding borrowings under our Credit Facility, $63.9 million of letters of credit outstanding, and $650.0 million of outstanding 2029 Senior Notes. Our total principal amount of funded debt as of June 30, 2025 was $705.0 million.
As of July 30, 2025 we had $3.0 million of cash and cash equivalents, $29.0 million in borrowings under our Credit Facility, $63.9 million of letters of credit outstanding, and $650 million of outstanding 2029 Senior Notes.
Debt. In May 2021, we issued our 2026 Senior Notes. The 2026 Senior Notes were guaranteed on a senior unsecured basis by each of the Company's subsidiaries that guarantee the Credit Facility. In September 2024, Gulfport Operating purchased approximately 95%, or $524.3 million, of the 2026 Senior Notes in a tender offer using net proceeds received from the private placement of the 2029 Senior Notes. In May 2025, the Company redeemed the remaining balance of its 2026 Senior Notes at par for $25.7 million. No additional fees or penalties were incurred as a result of the early redemption.
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
On September 12, 2024, the Company entered into the Commitment Increase, Borrowing Base Reaffirmation Agreement, and Fourth Amendment to Credit Agreement (the “Fourth Amendment”), which amended the Company’s Third Amended and Restated Credit Agreement. The Fourth Amendment, among other things, (a) increased the aggregate elected commitment amounts under the Credit Facility to $1.0 billion, (b) reaffirmed the borrowing base under the Credit Facility at $1.1 billion, (c) extended the maturity date under the Credit Facility to September 12, 2028, and (d) reduced the pricing grid by 50 bps. On May 5, 2025, Gulfport completed its semi-annual borrowing base redetermination under its Credit Facility during which the borrowing base was reaffirmed at $1.1 billion with elected commitments remaining at $1.0 billion.
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
The Company paid $0.8 million and $1.7 million of cash dividends to holders of our preferred stock during the three and six months ended June 30, 2025, respectively, and $1.1 million and $2.2 million during the three and six months ended June 30, 2024, respectively.
Redemption of Preferred Stock. On August 5, 2025, Gulfport issued a notice of redemption for its preferred stock for cash. The optional redemption will be effective on the Redemption Date with respect to any shares of the preferred stock that have not been converted and remain outstanding at that date. Shares of preferred stock may be converted to common stock pursuant to their terms up to, but not including, the Redemption Date. The total cash amount payable by Gulfport in connection with the redemption will vary depending on the number of shares of preferred stock converted prior to the Redemption Date and the price of Gulfport's common stock.
Supplemental Guarantor Financial Information. The 2026 Senior Notes were guaranteed on a senior unsecured basis by all existing consolidated subsidiaries that guarantee our Credit Facility or certain other debt (the “2026 Senior Notes Guarantors”). The 2026 Senior Notes were not guaranteed by Grizzly Holdings or Mule Sky, LLC. The 2026 Senior Notes Guarantors were 100% owned by the Parent, and the guarantees are full, unconditional, joint and several. There were no significant restrictions on the ability of the Parent or the 2026 Senior Notes Guarantors to obtain funds from each other in the form of a dividend or loan. The guarantees rank equally in the right of payment with all of the senior indebtedness of the subsidiary guarantors and senior in the right of payment to any future subordinated indebtedness of the subsidiary guarantors. The 2026 Senior Notes and the guarantees were effectively subordinated to all of our and the subsidiary guarantors' secured indebtedness (including all borrowings and other obligations under our amended and restated credit agreement) to the extent of the value of the collateral securing such indebtedness, and structurally subordinated to all indebtedness and other liabilities of any of our subsidiaries that do not guarantee the 2026 Senior Notes.
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

Capital Expenditures. Our capital expenditures have historically been related to the execution of our drilling and completion activities in addition to certain lease acquisition activities. Our capital investment strategy is focused on prudently developing our existing properties to generate sustainable cash flow considering current and forecasted commodity prices. For the six months ended June 30, 2025, the Company's incurred capital expenditures totaled $290.8 million related to operated activities, of which $266.7 million related to drilling and completion activities, $17.2 million related to maintenance leasehold and land investment and $6.9 million related to discretionary acreage acquisitions.
Our operated drilling and completion capital expenditures for 2025 are currently estimated to be in the range of $335.0 million to $355.0 million. Also, we currently expect to spend approximately $35.0 million to $40.0 million in 2025 for maintenance leasehold and land investment, which is focused on near-term drilling programs and facilitating increases in our working interests and lateral footage in units we plan to drill in 2025, 2026 and 2027. Our capital program is expected to deliver 1,040 to 1,065 MMcfe per day of production in 2025; due to the impact of unplanned, third-party midstream outages and constraints we are currently trending toward the low end of our production guidance range.
Additionally, we are pursuing accretive acreage opportunities that expand our resource footprint and provide optionality to our near-term development plans and intend to allocate approximately $75.0 million to $100.0 million in discretionary acreage acquisitions for 2025 and early 2026.
Sources and Uses of Cash
The following table presents the major changes in cash and cash equivalents for the six months ended June 30, 2025 and 2024 (in thousands):

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Net cash provided by operating activities	$408,683	$311,487
Additions to oil and natural gas properties	(253,000)	(244,851)
Debt activity, net	(8,702)	12,000
Repurchases of common stock	(124,500)	(53,795)
Net cash payments on performance vesting restricted stock units	(12,297)	—
Shares exchanged for tax withholdings	(5,228)	(21,584)
Dividends on preferred stock	(1,666)	(2,200)
Other	(969)	(1,753)
Net change in cash and cash equivalents	$2,321	$(696)
Cash and cash equivalents at end of period	$3,794	$1,233
Net cash provided by operating activities. Net cash flow provided by operating activities was $408.7 million for the six months ended June 30, 2025, as compared to $311.5 million for the six months ended June 30, 2024. The increase was primarily the result of increases in natural gas revenues.
Additions to oil and natural gas properties. During the six months ended June 30, 2025, we spud 12 gross (12.0 net) operated wells and commenced sales from 19 gross (19.0 net) operated wells in the Utica and Marcellus for a total incurred cost of approximately $244.4 million. During the six months ended June 30, 2025, we completed drilling and commenced sales from two gross (1.8 net) operated wells in the SCOOP for a total incurred cost of approximately $22.3 million.

Drilling and completion costs discussed above reflect incurred costs while drilling and completion costs presented in the table below reflect cash payments for drilling and completions. Incurred capital expenditures and cash capital expenditures may vary from period to period due to the cash payment cycle. Cash capital expenditures for the six months ended June 30, 2025 and 2024, were as follows (in thousands):

	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Oil and Natural Gas Property Cash Expenditures:
Drilling and completion costs	$215,498	$178,864
Leasehold acquisitions	22,429	53,291
Other	15,073	12,696
Total oil and natural gas property expenditures	$253,000	$244,851
Debt activity, net. In the six months ended June 30, 2025, the Company had $431.0 million and $414.0 million in borrowings and repayments, respectively, on its Credit Facility. In May 2025, the Company redeemed the remaining balance of its 2026 Senior Notes at par for $25.7 million. No additional fees or penalties were incurred as a result of the early redemption. The final payment, including accrued interest, totaled $26.6 million. As of July 30, 2025 the Company had $29.0 million in borrowings outstanding on its Credit Facility.
Repurchases of common stock. During the six months ended June 30, 2025, the Company repurchased 679,550 shares for approximately $125.0 million under the Repurchase Program at a weighted average price of $183.95 per share. For the same period in 2024, the Company repurchased 370,697 shares for $54.5 million at a weighted average price of $147.00 per share. As of July 30, 2025, we repurchased 6.3 million shares for approximately $718.7 million under the Repurchase Program at a weighted average price of $114.03 per share.
Net cash payments on performance vesting restricted stock units. During the six months ended June 30, 2025, the Company settled certain performance vesting restricted stock units awards that were granted in 2022 in cash for $12.3 million, as discussed in Note 7 of our consolidated financial statements.
Dividends on preferred stock. During the six months ended June 30, 2025, the Company paid $1.7 million of cash dividends to holders of our preferred stock compared to $2.2 million in the six months ended June 30, 2024.
Shares exchanged for tax withholdings. During the six months ended June 30, 2025, the Company paid $5.2 million of shares exchanged for tax withholdings compared to $21.6 million in the six months ended June 30, 2024. The decrease was primarily due to lower aggregate fair value of vested awards during the six months ended June 30, 2025 compared to the six months ended June 30, 2024, as discussed in Note 7 of our consolidated financial statements.
Contractual and Commercial Obligations
We have various contractual obligations in the normal course of our operations and financing activities, as discussed in Note 9 of our consolidated financial statements. There have been no other material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.
Off-balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of June 30, 2025, our material off-balance sheet arrangements and transactions include $63.9 million in letters of credit outstanding against our Credit Facility and $44.9 million in surety bonds issued. Both the letters of credit and surety bonds are being used as financial assurance, primarily on certain firm transportation agreements. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources. See Note 9 of our consolidated financial statements for further discussion of the various financial guarantees we have issued.
Critical Accounting Policies and Estimates
As of June 30, 2025, there have been no significant changes in our critical accounting policies from those disclosed in our 2024 Annual Report on Form 10-K.

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
As of June 30, 2025, our natural gas, oil and NGL derivative instruments consisted of the following types of instruments:
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
Our hedge arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or commodity prices increase. At June 30, 2025, we had a net liability derivative position of $32.9 million as compared to a net liability derivative position of $12.9 million as of December 31, 2024. Utilizing actual derivative contractual volumes, a 10% increase in underlying commodity prices would have increased our liability by approximately $99.3 million, while a 10% decrease in underlying commodity prices would have decreased our liability by approximately $98.8 million. However, any realized derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.
Interest Rate Risk. Our Credit Facility is structured under floating rate terms, as advances under these facilities may be in the form of either base rate loans or term benchmark loans. As such, our interest expense is sensitive to fluctuations in the prime rates in the United States, or, if the term benchmark rates are elected, the term benchmark rates. At June 30, 2025, we had $55.0 million outstanding borrowings under our Credit Facility which bore interest at a weighted average rate of 6.77% for the six months ended June 30, 2025. As of June 30, 2025, we did not have any interest rate swaps to hedge interest rate risks.

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
As of June 30, 2025, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures are effective.
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
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
Our common stock repurchase activity for the three months ended June 30, 2025 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Approximate maximum dollar value of shares that may yet be purchased under the plans or programs
April 1 - April 30	49,264	$171.91	43,913	$348,374,000
May 1 - May 31	250,865	$194.51	244,206	$300,874,000
June 1 - June 30	50,767	$196.98	50,767	$290,874,000
Total	350,896	$191.70	338,886
_____________________
(1)    We repurchased and canceled 5,351 and 6,659 shares of our common stock at a weighted average price of $181.13 and $194.68 to satisfy tax withholding requirements incurred upon the vesting of restricted stock unit awards during April and May 2025, respectively.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Trading Arrangements
During the three months ended June 30, 2025, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement"(as defined in Item 408 of Regulation S-K).

ITEM 6.	EXHIBITS

INDEX OF EXHIBITS
Incorporated by Reference
Exhibit Number	Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Amended Joint Chapter 11 Plan of Reorganization of Gulfport Energy Corporation and its Debtor Subsidiaries, dated April 14, 2021.	8-K	001-19514	2.2	4/29/2021

3.1	Amended and Restated Certificate of Incorporation of Gulfport Energy Corporation.	8-K	000-19514	3.1	5/17/2021

3.2	Amendment to the Amended and Restated Certificate of Incorporation of Gulfport Energy Corporation.	8-K	000-19514	3.1	5/23/2025

3.3	Amended and Restated Bylaws of Gulfport Energy Corporation.	8-K	000-19514	3.2	5/17/2021

31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

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
Date: August 6, 2025

GULFPORT ENERGY CORPORATION

By:	/s/ Michael Hodges
Michael Hodges Chief Financial Officer