Form 10-Q
period 2025-09-30
GULFPORT ENERGY CORP
filed 2025-11-05
CIK 874499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
 Yes  ☒    No  ☐
As of October 29, 2025, 19,316,819 shares of the registrant’s common stock were outstanding.

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

NYMEX. New York Mercantile Exchange.

Parent. Gulfport Energy Corporation.

Plan. The Amended Joint Chapter 11 Plan of Reorganization of Gulfport Energy Corporation and Its Debtor Subsidiaries.

Repurchase Program. A stock repurchase program to acquire up to $1.5 billion of Gulfport's outstanding common stock, including through redemption of Gulfport's preferred stock. It is authorized to extend through December 31, 2026, and may be suspended from time to time, modified, extended or discontinued by the Board of Directors at any time.

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

GULFPORT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$3,367	$1,473
Accounts receivable—oil, natural gas, and natural gas liquids sales	121,990	155,942
Accounts receivable—joint interest and other	7,910	8,727
Prepaid expenses and other current assets	8,804	7,086
Short-term derivative instruments	44,556	58,085
Total current assets	186,627	231,313
Property and equipment:
Oil and natural gas properties, full-cost method
Proved oil and natural gas properties	3,779,424	3,349,805
Unproved properties	208,050	221,650
Other property and equipment	12,779	11,291
Total property and equipment	4,000,253	3,582,746
Less: accumulated depletion, depreciation and amortization	(1,786,883)	(1,564,475)
Total property and equipment, net	2,213,370	2,018,271
Other assets:
Long-term derivative instruments	16,378	6,003
Deferred tax asset	498,329	581,233
Operating lease assets	760	6,099
Other assets	19,531	22,778
Total other assets	534,998	616,113
Total assets	$2,934,995	$2,865,697
Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$313,900	$298,081
Short-term derivative instruments	30,898	41,889
Current portion of operating lease liabilities	747	5,538
Total current liabilities	345,545	345,508
Non-current liabilities:
Long-term derivative instruments	29,864	35,081
Asset retirement obligation	33,598	32,949
Non-current operating lease liabilities	13	561
Long-term debt	691,666	702,857
Total non-current liabilities	755,141	771,448
Total liabilities	$1,100,686	$1,116,956
Commitments and contingencies (Note 9)
Mezzanine equity:
Preferred stock - $0.0001 par value, 110.0 thousand shares authorized, 0 issued and outstanding at September 30, 2025, and 37.3 thousand issued and outstanding at December 31, 2024	—	37,348
Stockholders’ equity:
Common stock - $0.0001 par value, 42.0 million shares authorized, 19.5 million issued and outstanding at September 30, 2025, and 17.8 million issued and outstanding at December 31, 2024	2	2
Additional paid-in capital	3,101	129,059
Retained earnings	1,833,145	1,582,332
Treasury stock, at cost - 10.7 thousand shares at September 30, 2025 and 0 shares at December 31, 2024	(1,939)	—
Total stockholders’ equity	$1,834,309	$1,711,393
Total liabilities, mezzanine equity and stockholders’ equity	$2,934,995	$2,865,697
See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
REVENUES:
Natural gas sales	$236,801	$159,862
Oil and condensate sales	37,406	29,467
Natural gas liquid sales	38,734	26,617
Net gain on natural gas, oil and NGL derivatives	66,804	37,966
Total revenues	379,745	253,912
OPERATING EXPENSES:
Lease operating expenses	20,793	18,218
Taxes other than income	7,925	6,833
Transportation, gathering, processing and compression	96,390	89,900
Depreciation, depletion and amortization	83,216	82,825
Impairment of oil and natural gas properties	—	30,487
General and administrative expenses	11,835	10,479
Accretion expense	597	583
Total operating expenses	220,756	239,325
INCOME FROM OPERATIONS	158,989	14,587
OTHER EXPENSE:
Interest expense	13,590	15,866
Loss on debt extinguishment	—	13,388
Other, net	2,596	3,133
Total other expense	16,186	32,387
INCOME (LOSS) BEFORE INCOME TAXES	142,803	(17,800)
INCOME TAX EXPENSE (BENEFIT):
Current	(105)	—
Deferred	31,515	(3,833)
Total income tax expense (benefit)	31,410	(3,833)
NET INCOME (LOSS)	$111,393	$(13,967)
Dividends on preferred stock	—	(1,093)
Deemed dividend on preferred stock	(29,986)	—
Participating securities - preferred stock	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$81,407	$(15,060)
NET INCOME (LOSS) PER COMMON SHARE:
Basic	$4.49	$(0.83)
Diluted	$4.45	$(0.83)
Weighted average common shares outstanding—Basic	18,114	18,062
Weighted average common shares outstanding—Diluted	18,290	18,062

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
REVENUES:
Natural gas sales	$759,543	$492,606
Oil and condensate sales	110,208	70,295
Natural gas liquid sales	98,287	80,870
Net gain on natural gas, oil and NGL derivatives	56,357	74,487
Total revenues	1,024,395	718,258
OPERATING EXPENSES:
Lease operating expenses	58,704	50,843
Taxes other than income	22,107	22,111
Transportation, gathering, processing and compression	265,768	263,048
Depreciation, depletion and amortization	222,481	241,401
Impairment of oil and natural gas properties	—	30,487
General and administrative expenses	31,762	30,429
Accretion expense	1,802	1,705
Total operating expenses	602,624	640,024
INCOME FROM OPERATIONS	421,771	78,234
OTHER EXPENSE:
Interest expense	40,677	46,027
Loss on debt extinguishment	—	13,388
Other, net	2,795	3,530
Total other expense	43,472	62,945
INCOME BEFORE INCOME TAXES	378,299	15,289
INCOME TAX EXPENSE:
Current	—	—
Deferred	82,904	3,433
Total income tax expense	82,904	3,433
NET INCOME	$295,395	$11,856
Dividends on preferred stock	(1,666)	(3,293)
Deemed dividend on preferred stock	(29,986)	—
Participating securities - preferred stock	—	(1,259)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$263,743	$7,304
NET INCOME PER COMMON SHARE:
Basic	$14.73	$0.40
Diluted	$14.57	$0.40
Weighted average common shares outstanding—Basic	17,901	18,133
Weighted average common shares outstanding—Diluted	18,102	18,463
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

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY CONTINUED
(In thousands)
(Unaudited)

	Common Stock		Common Stock Held in Reserve		Treasury Stock	Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2025	17,798	$2	—	$—	$—	$129,059	$1,582,332	$1,711,393
Net loss	—	—	—	—	—	—	(464)	(464)
Conversion of preferred stock	324	—	—	—	—	4,461	—	4,461
Stock compensation	—	—	—	—	—	4,538	—	4,538
Repurchase of common stock under Repurchase Program	(329)	—	—	—	(2,192)	(58,409)	—	(60,601)
Issuance of common stock upon vesting of share-based awards	40	—	—	—	—	—	—	—
Common stock withheld for income taxes on share-based awards	(17)	—	—	—	—	(2,962)	—	(2,962)
Dividends on preferred stock	—	—	—	—	—	(4)	(862)	(866)
Balance at March 31, 2025	17,816	$2	—	$—	$(2,192)	$76,683	$1,581,006	$1,655,499
Net income	—	—	—	—	—	—	184,466	184,466
Conversion of preferred stock	113	—	—	—	—	1,531	—	1,531
Stock compensation	—	—	—	—	—	4,870	—	4,870
Net cash payments on performance vesting restricted stock units	—	—	—	—	—	(12,297)	—	(12,297)
Repurchase of common stock under Repurchase Program	(348)	—	—	—	1,692	(67,009)	—	(65,317)
Issuance of common stock upon vesting of share-based awards	39	—	—	—	—	—	—	—
Common stock withheld for income taxes on share-based awards	(12)	—	—	—	—	(2,266)	—	(2,266)
Dividends on preferred stock	—	—	—	—	—	(3)	(804)	(807)
Balance at June 30, 2025	17,608	$2	—	$—	$(500)	$1,509	$1,764,668	$1,765,679
Net income	—	—	—	—	—	—	111,393	111,393
Conversion of preferred stock	2,118	—	—	—	—	28,907	—	28,907
Redemption of preferred stock	—	—	—	—	—	—	(29,986)	(29,986)
Stock compensation	—	—	—	—	—	4,391	—	4,391
Repurchase of common stock under Repurchase Program	(250)	—	—	—	(1,439)	(31,356)	(12,930)	(45,725)
Issuance of common stock upon vesting of share-based awards	11	—	—	—	—	—	—	—
Common stock withheld for income taxes on share-based awards	(2)	—	—	—	—	(348)	—	(348)
Dividends on preferred stock	—	—	—	—	—	(2)	—	(2)
Balance at September 30, 2025	19,485	$2	—	$—	$(1,939)	$3,101	$1,833,145	$1,834,309
See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Cash flows from operating activities:
Net income	$295,395	$11,856
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	222,481	241,401
Impairment of oil and natural gas properties	—	30,487
Loss on debt extinguishment	—	13,388
Net gain on derivative instruments	(56,357)	(74,487)
Net cash receipts on settled derivative instruments	43,302	240,941
Deferred income tax expense	82,904	3,433
Stock-based compensation expense	9,245	8,410
Other, net	6,236	4,509
Changes in operating assets and liabilities, net	14,555	21,247
Net cash provided by operating activities	617,761	501,185
Cash flows from investing activities:
Additions to oil and natural gas properties	(382,899)	(376,910)
Proceeds from sale of oil and natural gas properties	150	—
Other, net	(1,474)	(2,141)
Net cash used in investing activities	(384,223)	(379,051)
Cash flows from financing activities:
Principal payments on Credit Facility	(994,000)	(825,000)
Borrowings on Credit Facility	1,007,000	737,000
Issuance of 2029 Senior Notes	—	650,000
Early retirement of 2026 Senior Notes	(25,702)	(524,298)
Premium paid on 2026 Senior Notes	—	(12,941)
Debt issuance costs and loan commitment fees	—	(14,820)
Dividends on preferred stock	(1,666)	(3,293)
Redemption of preferred stock	(31,374)	—
Repurchase of common stock under Repurchase Program	(153,023)	(64,021)
Repurchase of common stock under Repurchase Program - related party	(15,000)	(39,864)
Net cash payments on performance vesting restricted stock units	(12,297)	—
Shares exchanged for tax withholdings	(5,576)	(23,606)
Other, net	(6)	—
Net cash used in financing activities	(231,644)	(120,843)
Net change in cash and cash equivalents	1,894	1,291
Cash and cash equivalents at beginning of period	1,473	1,929
Cash and cash equivalents at end of period	$3,367	$3,220
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
This Quarterly Report on Form 10-Q (this “Form 10-Q”) relates to the financial position as of September 30, 2025, the results of operations for the three and nine months ended September 30, 2025 and 2024 and the cash flows for the nine months ended September 30, 2025 and 2024. The Company's annual report on Form 10-K for the year ended December 31, 2024, should be read in conjunction with this Form 10-Q. The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of our condensed consolidated financial statements and accompanying notes and include the accounts of our wholly-owned subsidiaries. Intercompany accounts and balances have been eliminated. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.
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

Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Revenue payable and suspense	$143,505	$139,703
Accounts payable	55,826	34,668
Accrued transportation, gathering, processing and compression	43,121	36,170
Accrued capital expenditures	20,616	20,229
Other accrued liabilities	50,832	67,311
Total accounts payable and accrued liabilities	$313,900	$298,081
Supplemental Cash Flow and Non-Cash Information (in thousands)

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Supplemental disclosure of cash flow information:
Interest payments, net of amounts capitalized	$46,385	$43,980
Income taxes paid	$2,400	$—
Changes in operating assets and liabilities, net:
Accounts receivable - oil, natural gas, and natural gas liquid sales	$33,952	$33,548
Accounts receivable - joint interest and other	817	7,947
Accounts payable and accrued liabilities	(17,612)	(21,117)
Prepaid expenses	(2,603)	850
Other assets	1	19
Total changes in operating assets and liabilities, net	$14,555	$21,247
Supplemental disclosure of non-cash transactions:
Capitalized stock-based compensation	$4,554	$4,142
Asset retirement obligation capitalized	$520	$681
Asset retirement obligation removed due to settlements	$(1,030)	$—
Release of common stock held in reserve	$—	$1,996
Unamortized 2026 Senior Notes debt issuance costs	$—	$447
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

The following tables present selected financial information with respect to the Company's one operating segment for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Total revenues	$379,745	$253,912
Significant segment expenses
Lease operating expenses	20,793	18,218
Taxes other than income	7,925	6,833
Transportation, gathering, processing and compression	96,390	89,900
Depreciation, depletion, and amortization	83,216	82,825
Impairment of oil and natural gas properties	—	30,487
General and administrative	11,835	10,479
Interest expense	13,590	15,866
Loss on debt extinguishment	—	13,388
Other segment expenses(1)	3,193	3,716
Income tax expense (benefit)	31,410	(3,833)
Total significant segment expenses	268,352	267,879
Net income (loss)	$111,393	$(13,967)

Capital expenditures(2)	$106,072	$110,756
_____________________
(1)    Other segment expenses include “Accretion expense” and “Other, net” from the consolidated statements of operations.
(2)    Capital expenditures include capitalized general and administrative costs and capitalized interest expense.

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Total revenues	$1,024,395	$718,258
Significant segment expenses
Lease operating expenses	58,704	50,843
Taxes other than income	22,107	22,111
Transportation, gathering, processing and compression	265,768	263,048
Depreciation, depletion, and amortization	222,481	241,401
Impairment of oil and natural gas properties	—	30,487
General and administrative	31,762	30,429
Interest expense	40,677	46,027
Loss on debt extinguishment	—	13,388
Other segment expenses(1)	4,597	5,235
Income tax expense	82,904	3,433
Total significant segment expenses	729,000	706,402
Net income	$295,395	$11,856

Capital expenditures(2)	$415,639	$393,563
_____________________
(1)    Other segment expenses include “Accretion expense” and “Other, net” from the consolidated statements of operations.
(2)    Capital expenditures include capitalized general and administrative costs and capitalized interest expense.

3.PROPERTY AND EQUIPMENT
The major categories of property and equipment and related accumulated DD&A are as follows (in thousands):

	September 30, 2025	December 31, 2024
Proved oil and natural gas properties	$3,779,424	$3,349,805
Unproved properties	208,050	221,650
Other depreciable property and equipment	12,393	10,905
Land	386	386
Total property and equipment	4,000,253	3,582,746
Accumulated DD&A	(1,786,883)	(1,564,475)
Property and equipment, net	$2,213,370	$2,018,271
Oil and Natural Gas Properties
Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the Company's oil and natural gas properties. At September 30, 2025, the net book value of the Company's oil and gas properties was below the calculated ceiling. As a result, the Company did not record an impairment of its oil and natural gas properties for the three months ended September 30, 2025. At September 30, 2024, the net book value of the Company's oil and gas properties exceeded the calculated ceiling. As a result, the Company recorded a non-cash ceiling test impairment of its oil and natural gas properties of $30.5 million for the three months ended September 30, 2024. The impairment resulted from declines in the full cost ceiling, which primarily resulted from the significant decrease in the 12-month average trailing price for natural gas.
General and administrative costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. All general and administrative costs not directly associated with exploration and development activities are charged to expense as they are incurred. Capitalized general and administrative costs were approximately $6.2 million and $18.9 million, for the three and nine months ended September 30, 2025, respectively, and $6.5 million and $18.5 million for the three and nine months ended September 30, 2024, respectively.
The Company evaluates the costs excluded from its amortization calculation at least annually. Individually insignificant unevaluated properties are grouped for evaluation and periodically transferred to evaluated properties over a timeframe consistent with their expected development schedule.
The following table summarizes the Company’s non-producing properties excluded from amortization by area (in thousands):

	September 30, 2025	December 31, 2024
Utica & Marcellus	$184,303	$197,513
SCOOP	23,747	24,137
Total unproved properties	$208,050	$221,650

Asset Retirement Obligation
The following table provides a reconciliation of the Company’s asset retirement obligation for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Asset retirement obligation, beginning of period	$32,949	$29,941
Liabilities incurred	520	681
Liabilities settled	(1,673)	—
Accretion expense	1,802	1,705
Total asset retirement obligation, end of period	$33,598	$32,327
4.LONG-TERM DEBT
Long-term debt consisted of the following items as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
6.750% senior unsecured notes due 2029	$650,000	$650,000
8.0% senior unsecured notes due 2026	—	25,702
Credit Facility due 2028	51,000	38,000
Net unamortized debt issuance costs	(9,334)	(10,845)
Total debt, net	691,666	702,857
Less: current maturities of long-term debt	—	—
Total long-term debt, net	$691,666	$702,857
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

As of September 30, 2025, the Company had $51.0 million outstanding borrowings under the Credit Facility, $48.7 million in letters of credit outstanding and was in compliance with all covenants under the credit agreement.
For the three and nine months ended September 30, 2025, the Credit Facility bore interest at a weighted average rate of 6.45% and 6.62%, respectively. For the three and nine months ended September 30, 2024, the Credit Facility bore interest at a weighted average rate of 8.43% and 8.37%, respectively.
The borrowing base is redetermined semiannually on or around May 1 and November 1 of each year.
Capitalization of Interest
The Company capitalized $1.5 million and $4.4 million in interest expense for the three and nine months ended September 30, 2025, respectively and $1.2 million and $3.6 million for the three and nine months ended September 30, 2024, respectively.
Fair Value of Debt
At September 30, 2025, the carrying value of the outstanding debt represented by the 2029 Senior Notes was $640.7 million. Based on the quoted market prices (Level 1), the fair value of the 2029 Senior Notes was determined to be $667.7 million at September 30, 2025.
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
Preferred Stock
In May 2021, the Company issued 55,000 shares of Series A Convertible Preferred Stock ("the preferred stock").
Prior to the redemption of the preferred stock noted below, holders of preferred stock were entitled to receive cumulative quarterly dividends at a rate of 10% per annum of the Liquidation Preference with respect to cash dividends and 15% per annum of the Liquidation Preference with respect to dividends paid in kind as additional shares of preferred stock (“PIK Dividends”). Gulfport had the option to pay either cash dividends or PIK Dividends on a quarterly basis.
Each holder of shares of preferred stock had the right (the “Conversion Right”), at its option and at any time, to convert all or a portion of the shares of preferred stock that it holds into a number of shares of common stock equal to the quotient obtained by dividing (x) the product obtained by multiplying (i) the Liquidation Preference times (ii) an amount equal to one (1) plus the Per Share Makewhole Amount (as defined in the Preferred Terms) on the date of conversion, by (y) $14.00 per share (as may be adjusted under the Preferred Terms).
The preferred stock had no stated maturity and would remain outstanding indefinitely unless repurchased or redeemed by Gulfport or converted into common stock. The preferred stock was classified as mezzanine equity in the accompanying consolidated balance sheets due to the redemption features.
Dividends on Preferred Stock
The Company did not pay cash dividends to holders of our preferred stock during the three months ended September 30, 2025. The Company paid $1.7 million of cash dividends to holders of our preferred stock during the nine months ended September 30, 2025, and $1.1 million and $3.3 million during the three and nine months ended September 30, 2024, respectively.

Redemption of Preferred Stock
On August 5, 2025, Gulfport issued a notice of redemption for its preferred stock for cash. During the period between the date of the notice of redemption and September 5, 2025 (the "Redemption Date"), 28,907 shares of preferred stock were converted into approximately 2.1 million shares of common stock and reclassified from mezzanine equity to stockholders' equity. On the Redemption Date, the Company redeemed the remaining 2,449 shares of preferred stock for cash totaling $31.3 million. Additionally, direct transaction-related costs of $1.1 million were incurred as part of the redemption. The excess of the cash settlement and direct transaction-related costs over the carrying value of the redeemed shares of preferred stock, totaling approximately $29.9 million, was treated as a deemed dividend and recorded as a reduction to retained earnings. The cash outflows related to the preferred stock redemption and associated fees are presented within financing activities on the consolidated statement of cash flows. The deemed dividend reduced net income available to common shareholders and impacted the calculation of earnings per share for the three and nine months ended September 30, 2025.
The following table summarizes activity of the Company’s preferred stock for the nine months ended September 30, 2025 and 2024:

	2025	2024
Preferred stock as of January 1	37,348	44,214
Conversion of preferred stock	(4,461)	(11)
Preferred stock as of March 31	32,887	44,203
Conversion of preferred stock	(1,531)	(415)
Preferred stock as of June 30	31,356	43,788
Conversion of preferred stock	(28,907)	(43)
Redemption of preferred stock	(2,449)	—
Preferred stock as of September 30	—	43,745
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
Share Repurchase Program
In November 2021 the Company's Board of Directors approved the Repurchase Program to acquire up to $100 million of common stock, which has subsequently been increased to $1.5 billion, including the cash redemption of preferred stock noted previously, and extended through December 31, 2026. Purchases under the Repurchase Program may be made from time to time in open market or privately negotiated transactions, and will be subject to available liquidity, market conditions, credit agreement restrictions, applicable legal requirements, contractual obligations and other factors. The Repurchase Program does not require the Company to acquire any specific number of shares of common stock. The Company intends to purchase shares under the Repurchase Program with available funds while maintaining sufficient liquidity to fund its capital development program. The Repurchase Program may be suspended from time to time, modified, extended or discontinued by the Board of Directors at any time.

The following tables summarize activity under the Repurchase Program for the three and nine months ended September 30, 2025 and 2024 (dollar value of shares purchased shown in thousands):

	Three Months Ended September 30, 2025(1)	Three Months Ended September 30, 2024
Total number of shares purchased	438,266	341,132
Dollar value of shares purchased	$76,263	$49,862
Average price paid per share	$174.01	$146.17
_____________________
(1)    Amounts include cash redemption of 2,449 shares of preferred stock (equivalent to 179,666 shares of common stock on an as-converted basis), totaling $31.3 million at $174.22 price per share. See Note 5 for further discussion of the Company's redemption of its preferred stock.

	Nine Months Ended September 30, 2025(1)	Nine Months Ended September 30, 2024
Total number of shares purchased	1,117,816	711,829
Dollar value of shares purchased	$201,263	$104,354
Average price paid per share	$180.05	$146.60
_____________________
(1)    Amounts include cash redemption of 2,449 shares of preferred stock (equivalent to 179,666 shares of common stock on an as-converted basis), totaling $31.3 million at $174.22 price per share. See Note 5 for further discussion of the Company's redemption of its preferred stock.
As of September 30, 2025, the Company has repurchased 6.7 million shares for $785.4 million at a weighted average price of $117.45 per share since the inception of the Repurchase Program.
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
The Company has granted both restricted stock units and performance vesting restricted stock units to employees and directors pursuant to the Incentive Plan, as discussed below. During the three and nine months ended September 30, 2025, the Company's stock-based compensation expense was $4.4 million and $13.8 million, respectively, of which the Company capitalized $1.4 million and $4.6 million, respectively, relating to its exploration and development efforts. During the three and nine months ended September 30, 2024, the Company's stock-based compensation expense was $4.0 million and $12.6 million, respectively, of which the Company capitalized $1.3 million and $4.1 million, respectively, relating to its exploration and development efforts. Stock compensation expense, net of the amounts capitalized, is included in general and administrative expenses in the accompanying consolidated statements of operations. As of September 30, 2025, the Company has awarded an aggregate of approximately 516,560 restricted stock units and approximately 539,972 performance vesting restricted stock units under the Incentive Plan.

The following tables summarize activity for the nine months ended September 30, 2025 and 2024:

	Number of Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Unvested Performance Vesting Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested shares as of January 1, 2025	167,014	$111.29	178,139	$92.06
Granted	61,350	169.80	41,016	165.39
Vested	(40,011)	112.93	—	—
Forfeited/canceled	(1,288)	126.93	—	—
Unvested shares as of March 31, 2025	187,065	$130.02	219,155	$105.78
Granted(1)	10,511	195.92	35,974	66.82
Vested	(39,463)	104.36	(71,948)	66.82
Forfeited/canceled	(994)	144.69	—	—
Unvested shares as of June 30, 2025	157,119	$140.78	183,181	$113.44
Granted	206	170.01	—	—
Vested	(11,204)	83.61	—	—
Forfeited/canceled	(1,681)	144.64	—	—
Unvested shares as of September 30, 2025	144,440	$145.22	183,181	$113.44
_____________________
(1)    The table includes the impacts of performance share units granted in a prior year that vested higher than 100% of target due to the Company's absolute TSR performance and RTSR performance compared to peers.

	Number of Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Unvested Performance Vesting Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested shares as of January 1, 2024	193,602	$83.89	255,578	$54.40
Granted	69,436	142.00	58,346	156.00
Vested	(17,720)	75.96	—	—
Forfeited/canceled	(747)	99.88	—	—
Unvested shares as of March 31, 2024	244,571	$100.91	313,924	$73.28
Granted(1)	6,040	155.61	130,012	48.65
Vested	(37,665)	95.83	(265,797)	48.65
Forfeited/canceled	(989)	117.19	—	—
Unvested shares as of June 30, 2024	211,957	$103.30	178,139	$92.06
Granted	—	—	—	—
Vested	(41,361)	69.92	—	—
Forfeited/canceled	(3,386)	117.56	—	—
Unvested shares as of September 30, 2024	167,210	$111.27	178,139	$92.06
_____________________
(1)    The table includes the impacts of performance share units granted in a prior year that vested higher than 100% of target due to the Company's absolute TSR performance and RTSR performance compared to peers.

The aggregate fair value of share-based awards that vested during the three and nine months ended September 30, 2025, was approximately $2.1 million and $28.9 million, respectively, based on the stock price at the time of vesting. During the three and nine months ended September 30, 2024, the aggregate fair value of share-based awards that vested was approximately $6.3 million and $55.5 million, respectively, based on the stock price at the time of vesting.
In the second quarter of 2025, upon vesting, the Company settled performance vesting restricted stock units awards that were granted in 2022 in cash. These awards vested at 200% of target due to the Company's performance during the performance period. The awards were classified as equity awards from the grant date as they were intended to be settled in shares. The Company has no history or stated policy of settling such awards in cash, and there is no implied obligation to do so in the future. The total cash outflow related to this settlement was $12.3 million.
Restricted Stock Units
Restricted stock units awarded under the Incentive Plan generally vest over a period of 3 years in the case of employees and 1 or 4 years in the case of directors upon the recipient meeting applicable service requirements. Stock-based compensation expense is recorded ratably over the service period. The grant date fair value of restricted stock units represents the closing market price of the Company's common stock on the date of the grant. Unrecognized compensation expense as of September 30, 2025, was $15.4 million. The expense is expected to be recognized over a weighted average period of 1.9 years.
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
The table below summarizes the assumptions used in the Monte Carlo simulation to determine the grant date fair value of awards granted during the nine months ended September 30, 2025 and 2024:

Grant date	March 1, 2024	March 1, 2025
Forecast period (years)	3	3
Risk-free interest rates	4.36%	3.99%
Implied equity volatility	46.70%	44.60%
Unrecognized compensation expense as of September 30, 2025, related to performance vesting restricted shares was $9.3 million. The expense is expected to be recognized over a weighted average period of 1.75 years.
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
During the three months ended September 30, 2025, the Company redeemed 2,449 shares of preferred stock for cash totaling $31.3 million. Additionally, direct transaction-related costs of $1.1 million were incurred as part of the redemption. The excess of the cash settlement and direct transaction-related costs over the carrying value of the redeemed shares of preferred stock, totaling approximately $29.9 million, was treated as a deemed dividend and recorded as a reduction to retained earnings. The deemed dividend reduced net income available to common shareholders and impacted both basic and diluted earnings per share.

There were 0.2 million and 0.2 million shares of restricted stock that were considered dilutive for the three and nine months ended September 30, 2025, respectively. There were 0.2 million shares of restricted stock that were considered anti-dilutive for the three months ended September 30, 2024, and 0.3 million shares of restricted stock that were considered dilutive for the nine months ended September 30, 2024. There were 3.1 million potential shares of common stock issuable due to the Company's convertible preferred stock as of September 30, 2024. The Company redeemed all outstanding preferred stock during the three months ended September 30, 2025.
Reconciliations of the components of basic and diluted net income (loss) per common share are presented in the tables below (in thousands):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Net income (loss)	$111,393	$(13,967)
Dividends on preferred stock	—	(1,093)
Deemed dividend on preferred stock(1)	(29,986)	—
Participating securities - preferred stock(2)	—	—
Net income (loss) attributable to common stockholders	$81,407	$(15,060)
Re-allocation of participating securities	—	—
Diluted net income (loss) attributable to common stockholders	$81,407	$(15,060)
Basic Shares	18,114	18,062
Dilutive Shares	18,290	18,062
Basic EPS	$4.49	$(0.83)
Dilutive EPS	$4.45	$(0.83)
_____________________
(1)    Reflects the difference between the carrying value of the preferred stock and the cash settlement, including $1.1 million in direct transaction-related costs.
(2)    Preferred stock represents participating securities because it participates in any dividends on shares of common stock on a pari passu, pro rata basis. However, preferred stock does not participate in undistributed net losses.

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Net income	$295,395	$11,856
Dividends on preferred stock	(1,666)	(3,293)
Deemed dividend on preferred stock(1)	(29,986)	—
Participating securities - preferred stock(2)	—	(1,259)
Net income attributable to common stockholders	$263,743	$7,304
Re-allocation of participating securities	—	20
Diluted net income attributable to common stockholders	$263,743	$7,324
Basic Shares	17,901	18,133
Dilutive Shares	18,102	18,463
Basic EPS	$14.73	$0.40
Dilutive EPS	$14.57	$0.40
_____________________
(1)    Reflects the difference between the carrying value of the preferred stock and the cash settlement, including $1.1 million in direct transaction-related costs.
(2)    Preferred stock represents participating securities because it participates in any dividends on shares of common stock on a pari passu, pro rata basis. However, preferred stock does not participate in undistributed net losses.

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
A summary of these commitments at September 30, 2025, are set forth in the table below (in thousands):

Remaining 2025	$35,189
2026	136,581
2027	135,953
2028	138,121
2029	139,383
Thereafter	493,813
Total	$1,079,040
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
A summary of these volume commitments at September 30, 2025, are set forth in the table below (MMBtu per day):

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
The Company received Notice and Finding of Violations (“NOV/FOVs”) from the USEPA alleging violations of the Clean Air Act at 17 locations in Ohio between 2013 and 2019. On January 22, 2020, the Company entered a Consent Decree with the Department of Justice and USEPA addressing Gulfport's failure to capture and control air emissions from storage vessels and to comply with associated inspection, recordkeeping, and reporting requirements. During the process of terminating the Consent Decree, the Company was informed that there were untimely repairs on a number of locations subject to the Company's Consent Decree that failed to comply with Subpart OOOO or Permit to Install and Operate Applications. On July 31, 2024, the Company received a NOV/FOV from USEPA related to the alleged untimely repairs. On September 30, 2025, the Company entered into a Consent Agreement and Final Order with USEPA fully resolving the NOV/FOVs for $454,403.
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
The Company does not currently have any commodity derivative transactions that have margin requirements or collateral provisions that would require payments prior to the scheduled settlement dates. The Company's commodity derivative contract counterparties are typically financial institutions and energy trading firms with investment-grade credit ratings. Gulfport routinely monitors and manages its exposure to counterparty risk by requiring specific minimum credit standards for all counterparties, actively monitoring counterparties' public credit ratings and avoiding the concentration of credit exposure by transacting with multiple counterparties. The Company has master netting agreements with some counterparties that allow the offsetting of receivables and payables in a default situation. As of September 30, 2025, our commodity derivative contracts were spread among 12 counterparties.
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

The Company has entered into natural gas, crude oil and NGL fixed price swap contracts based off the NYMEX Henry Hub, NYMEX WTI and Mont Belvieu C3 indices. Below is a summary of the Company’s open fixed price swap positions as of September 30, 2025.

	Index	Daily Volume	Weighted Average Price
Natural Gas		(MMBtu/d)	($/MMBtu)
Remaining 2025	NYMEX Henry Hub	270,000	$3.82
2026	NYMEX Henry Hub	310,000	$3.80
2027	NYMEX Henry Hub	120,000	$3.94

Oil		(Bbl/d)	($/Bbl)
Remaining 2025	NYMEX WTI	3,000	$73.29

NGL		(Bbl/d)	($/Bbl)
Remaining 2025	Mont Belvieu C3	3,000	$29.89
2026	Mont Belvieu C3	2,496	$30.91
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
The Company has entered into natural gas costless collars based off the NYMEX Henry Hub index. Below is a summary of the Company's costless collar positions as of September 30, 2025.

	Index	Daily Volume	Weighted Average Floor Price	Weighted Average Ceiling Price
Natural Gas		(MMBtu/d)	($/MMBtu)	($/MMBtu)
Remaining 2025	NYMEX Henry Hub	240,000	$3.42	$4.27
2026	NYMEX Henry Hub	150,000	$3.61	$4.35
2027	NYMEX Henry Hub	110,000	$3.75	$4.27
From time to time, the Company has sold natural gas call options in exchange for a premium, and used the associated premiums received to enhance the fixed price for a portion of the fixed price natural gas swaps. Each sold call option has an established ceiling price. If at the time of settlement the referenced settlement price exceeds the ceiling price, the Company pays its counterparty an amount equal to the difference between the referenced settlement price and the price ceiling multiplied by the hedged contract volumes. No payment is due from either party if the referenced settlement price is below the price ceiling. Below is a summary of the Company's open sold call option positions as of September 30, 2025.

	Index	Daily Volume	Weighted Average Price
Natural Gas		(MMBtu/d)	($/MMBtu)
Remaining 2025	NYMEX Henry Hub	173,478	$5.93

In addition, the Company has entered into natural gas basis swap positions. These instruments are arrangements that guarantee a fixed price differential to NYMEX Henry Hub from a specified delivery point. The Company receives the fixed price differential and pays the floating market price differential to the counterparty for the hedged commodity. As of September 30, 2025, the Company had the following natural gas basis swap positions open:

	Gulfport Pays	Gulfport Receives	Daily Volume	Weighted Average Fixed Spread
Natural Gas			(MMBtu/d)	($/MMBtu)
Remaining 2025	Rex Zone 3	NYMEX Plus Fixed Spread	110,000	$(0.20)
Remaining 2025	NGPL TXOK	NYMEX Plus Fixed Spread	40,000	$(0.29)
Remaining 2025	TETCO M2	NYMEX Plus Fixed Spread	230,000	$(0.96)
Remaining 2025	Transco Station 85	NYMEX Plus Fixed Spread	10,000	$0.45
Remaining 2025	TGP 500	NYMEX Plus Fixed Spread	20,000	$0.41
2026	Rex Zone 3	NYMEX Plus Fixed Spread	80,000	$(0.18)
2026	NGPL TXOK	NYMEX Plus Fixed Spread	30,000	$(0.30)
2026	TETCO M2	NYMEX Plus Fixed Spread	150,000	$(0.97)
2026	Transco Station 85	NYMEX Plus Fixed Spread	10,000	$0.56
2026	TGP 500	NYMEX Plus Fixed Spread	20,000	$0.56
2027	NGPL TXOK	NYMEX Plus Fixed Spread	10,000	$(0.29)
2027	TETCO M2	NYMEX Plus Fixed Spread	40,000	$(0.93)
Balance Sheet Presentation
The Company reports the fair value of derivative instruments on the consolidated balance sheets as derivative instruments under current assets, noncurrent assets, current liabilities and noncurrent liabilities on a gross basis. The Company determines the current and noncurrent classification based on the timing of expected future cash flows of individual trades. The following table presents the fair value of the Company’s derivative instruments on a gross basis at September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025	December 31, 2024
Short-term derivative asset	$44,556	$58,085
Long-term derivative asset	16,378	6,003
Short-term derivative liability	(30,898)	(41,889)
Long-term derivative liability	(29,864)	(35,081)
Total commodity derivative position	$172	$(12,882)

Gains and Losses
The following tables present the gain and loss recognized in net gain (loss) on natural gas, oil and NGL derivatives in the accompanying consolidated statements of operations for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Net gain (loss) on derivative instruments
	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Natural gas derivatives - fair value gains (losses)	$33,868	$(57,168)
Natural gas derivatives - settlement gains	31,150	84,943
Total gains on natural gas derivatives	65,018	27,775

Oil derivatives - fair value (losses) gains	(2,674)	6,698
Oil derivatives - settlement gains	2,302	93
Total (losses) gains on oil and condensate derivatives	(372)	6,791

NGL derivatives - fair value gains	1,858	3,559
NGL derivatives - settlement gains (losses)	300	(159)
Total gains on NGL derivatives	2,158	3,400

Total gains on natural gas, oil and NGL derivatives	$66,804	$37,966

	Net gain (loss) on derivative instruments
	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Natural gas derivatives - fair value gains (losses)	$9,113	$(168,516)
Natural gas derivatives - settlement gains	39,420	242,645
Total gains on natural gas derivatives	48,533	74,129

Oil derivatives - fair value (losses) gains	(365)	4,832
Oil derivatives - settlement gains (losses)	5,217	(166)
Total gains on oil and condensate derivatives	4,852	4,666

NGL derivatives - fair value gains (losses)	4,307	(2,771)
NGL derivatives - settlement losses	(1,335)	(1,537)
Total gains (losses) on NGL derivatives	2,972	(4,308)

Total gains on natural gas, oil and NGL derivatives	$56,357	$74,487

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

	As of September 30, 2025
	Gross Assets (Liabilities) Presented in the Consolidated Balance Sheets	Gross Amounts Subject to Master Netting Agreements	Net Amount
Derivative assets	$60,934	$(51,468)	$9,466
Derivative liabilities	$(60,762)	$51,468	$(9,294)

	As of December 31, 2024
	Gross Assets (Liabilities) Presented in the Consolidated Balance Sheets	Gross Amounts Subject to Master Netting Agreements	Net Amount
Derivative assets	$64,088	$(49,343)	$14,745
Derivative liabilities	$(76,970)	$49,343	$(27,627)
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

Financial assets and liabilities
The following tables summarize the Company’s financial and non-financial assets and liabilities by valuation level as of September 30, 2025 and December 31, 2024 (in thousands):

	September 30, 2025
	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$—	$60,934	$—
Contingent consideration arrangement	—	—	1,740
Total assets	$—	$60,934	$1,740
Liabilities:
Derivative instruments	$—	$60,762	$—

	December 31, 2024
	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$—	$64,088	$—
Contingent consideration arrangement	—	—	2,700
Total assets	$—	$64,088	$2,700
Liabilities:
Derivative instruments	$—	$76,970	$—
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
The Company's SCOOP water infrastructure sale, which closed in the first quarter of 2020, included a contingent consideration arrangement. As of September 30, 2025, the fair value of the contingent consideration was $1.7 million, of which $0.1 million is included in prepaid expenses and other assets and $1.6 million is included in other assets in the accompanying consolidated balance sheets. The fair value of the contingent consideration arrangement is calculated using discounted cash flow techniques and is based on internal estimates of the Company's future development program and water production levels. Given the unobservable nature of the inputs, the fair value measurement of the contingent consideration arrangement is deemed to use Level 3 inputs. The Company records changes in fair value in earnings. The fair value of the contingent consideration arrangement decreased $0.4 million and $0.8 million for the three and nine months ended September 30, 2025. The Company recognized an immaterial gain for the three and nine months ended September 30, 2024 with respect to this contingent consideration arrangement. These fair value changes are included in Other, net in the accompanying consolidated statements of operations.
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
Contract Balances
Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $122.0 million, $155.9 million and $122.5 million as of September 30, 2025, December 31, 2024 and December 31, 2023, respectively, and are reported in accounts receivable - oil, natural gas, and natural gas liquids sales in the accompanying consolidated balance sheets. The Company currently has no assets or liabilities related to its revenue contracts, including no upfront or rights to deficiency payments.
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
The Company has historically entered into contracts for drilling rigs with varying terms with third parties to ensure operational continuity, cost control and rig availability in its operations. At September 30, 2025, the Company did not have any active long-term drilling rig contracts.
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
Future amounts due under operating lease liabilities as of September 30, 2025 were as follows (in thousands):

Remaining 2025	$209
2026	561
2027	10
2028	—
2029	—
Total lease payments	$780
Less: imputed interest	(20)
Total	$760
Lease costs incurred for the three and nine months ended September 30, 2025 and 2024, consisted of the following (in thousands):

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Operating lease cost	$209	$3,403
Variable lease cost	—	—
Short-term lease cost	6,736	4,834
Total lease cost(1)	$6,945	$8,237
_____________________
(1)    The majority of the Company's total lease cost was capitalized to the full cost pool, and the remainder was included in either lease operating expenses or general and administrative expenses in the accompanying consolidated statements of operations.

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Operating lease cost	$1,844	$10,209
Variable lease cost	—	—
Short-term lease cost	23,118	20,783
Total lease cost(1)	$24,962	$30,992
_____________________
(1)    The majority of the Company's total lease cost was capitalized to the full cost pool, and the remainder was included in either lease operating expenses or general and administrative expenses in the accompanying consolidated statements of operations.
The weighted average remaining lease term as of September 30, 2025 was 0.95 years. The weighted average discount rate used to determine the operating lease liability as of September 30, 2025 was 6.10%.
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
The Company's effective income tax rate was 22.0% and 21.9% for the three and nine months ended September 30, 2025, respectively, and 21.5% and 22.5% for the three and nine months ended September 30, 2024, respectively. The difference between the actual rate and the statutory rate for the three and nine months ended September 30, 2025 is primarily related to the deferred state tax expense recorded during the period.
At each reporting period, the Company weighs all available positive and negative evidence to determine whether its deferred tax assets are more likely than not to be realized. A valuation allowance for deferred tax assets, including net operating losses, is recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized. To assess that likelihood, the Company uses estimates and judgment regarding future taxable income and considers the tax laws in the jurisdiction where such taxable income is generated, to determine whether a valuation allowance is required. Such evidence can include current financial position, results of operations, both actual and forecasted, the reversal of deferred tax liabilities and tax planning strategies as well as the current and forecasted business economics of the oil and gas industry. Based upon the Company’s analysis, the Company currently believes that it is more likely than not that a portion of the Company's federal and state deferred tax assets will be utilized. The Company has an $82.4 million valuation allowance associated with its federal and state deferred tax assets.
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
On July 4, 2025, the One Big Beautiful Bill Act ("OBBBA"), which includes a broad range of tax reform provisions, was signed into law in the United States. The Company has completed its initial assessment of the OBBBA's provisions which are expected to affect the Company's current tax expense and deferred tax assets and liabilities. The Company has incorporated the provisions into the financial statements for the current period and is continuing to evaluate the full implications of these legislative changes.

15.RELATED PARTY TRANSACTIONS
Share Repurchase Program
The following table summarizes the Company's purchases of its common stock from Silver Point Capital, L.P. for the nine months ended September 30, 2024 and 2025 (dollar value of shares purchased shown in thousands):

Date of Transaction	Shares Repurchased	Repurchase Amount	Closing Date
March 19, 2024	97,219	$15,002	March 19, 2024
September 19, 2024	170,000	$24,863	September 25, 2024
May 14, 2025	76,986	$15,000	May 20, 2025
The repurchases are part of the Company's existing Repurchase Program. Upon closing of the transactions, the repurchased common stock was canceled.
16.SUBSEQUENT EVENTS
Natural Gas, Oil and NGL Derivative Instruments
Subsequent to September 30, 2025, as of October 29, 2025, the Company entered into the following derivative contracts:

Period	Type of Derivative Instrument	Index	Daily Volume	Weighted Average Price
Natural Gas			(MMBtu/d)	($/MMBtu)
2026	Basis Swaps	TETCO M2	20,000	$(0.82)
2027	Swaps	NYMEX Henry Hub	10,000	$4.00
Credit Facility Redetermination
On October 30, 2025, Gulfport completed its semi-annual borrowing base redetermination under its Credit Facility during which the borrowing base was reaffirmed at $1.1 billion with elected commitments remaining at $1.0 billion.

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
The following information updates the discussion of Gulfport’s financial condition provided in its Annual Report on Form 10-K for the year ended December 31, 2024 (“2024 Form 10-K”) and analyzes the changes in the results of operations between the periods of July 1, 2025 through September 30, 2025, January 1, 2025 through September 30, 2025, July 1, 2024 through September 30, 2024 and January 1, 2024 through September 30, 2024. For definitions of commonly used natural gas and oil terms found in this Quarterly Report on Form 10-Q, please refer to the “Definitions” provided in this report.
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
Recent Developments
Credit Facility
On October 30, 2025, Gulfport completed its semi-annual borrowing base redetermination under its Credit Facility during which the borrowing base was reaffirmed at $1.1 billion with elected commitments remaining at $1.0 billion.
Share Repurchase Program and Redemption of Preferred Stock
On August 4, 2025, the Company's Board of Directors approved an increase to the authorized Repurchase Program from $1.0 billion to $1.5 billion (including the redemption of preferred stock noted below) and extended the authorization through December 31, 2026.
On August 5, 2025, Gulfport issued a notice of redemption for its preferred stock for cash. During the period between the date of notice of the redemption and the Redemption Date, 28,907 shares of preferred stock were converted into approximately 2.1 million shares of common stock. On the Redemption Date, the Company redeemed the remaining 2,449 shares of preferred stock for cash totaling $31.3 million. Additionally, direct transaction-related costs of $1.1 million were incurred as part of the redemption.
During the three months ended September 30, 2025, the Company repurchased 438,266 shares for $76.3 million at a weighted average price of $174.01 per share. As of September 30, 2025, the Company repurchased 6.7 million shares for $785.4 million at a weighted average price of $117.45 per share since the inception of the Repurchase Program.

Tariffs and Trading Relationships
Since the initial U.S. government announcement regarding tariffs in April 2025, the U.S. government has implemented and subsequently announced and modified, delayed or rescinded multiple tariffs on several foreign jurisdictions, which has increased uncertainty regarding the ultimate effect of the tariffs on economic conditions. Certain foreign jurisdictions have likewise threatened, and in some cases implemented, tariffs on U.S. goods. In August 2025, the U.S. Court of Appeals for the Federal Circuit determined that several tariffs imposed under the administration exceed presidential authority and therefore are invalid, though the decision has been stayed pending U.S. Supreme Court review. Current uncertainties about tariffs and their effects on trading relationships may affect costs for and availability of raw materials, contribute to inflation in the markets in which we operate, delay access to capital markets and increase the likelihood of an economic downturn. Although we are continuing to monitor the economic effects of such announcements and developments, as well as opportunities to mitigate their related impacts, costs and other effects associated with the tariffs and retaliatory tariffs remain uncertain.
One Big Beautiful Bill Act
On July 4, 2025, the President signed into law the legislation commonly referred to as the One Big Beautiful Bill Act (“OBBBA”), which introduces significant changes to U.S. federal tax law. Key provisions of the OBBBA that are relevant to the Company include modifications to the limitations on the deductibility of interest expense under Section 163(j) of the Internal Revenue Code and adjustments to bonus depreciation rules.
2025 Operational and Financial Highlights
During the third quarter of 2025, we had the following notable achievements:
•Reported total net production of 1,119.7 MMcfe per day.
•Turned to sales seven gross (7.0 net) operated wells.
•Generated $209.1 million of operating cash flows.
•Executed optional redemption of outstanding preferred stock, simplifying our capital structure and eliminating future dividend obligations on the preferred stock.
•Repurchased 438,266 shares of common stock (including the underlying shares of common stock into which the preferred stock was convertible) for $76.3 million at a weighted average price of $174.01 per share.
•Exited the quarter with total liquidity of $903.7 million.

2025 Production and Drilling Activity
Production Volumes

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Natural gas (Mcf/day)
Utica & Marcellus	833,710	822,015
SCOOP	154,035	144,507
Total	987,746	966,522
Oil and condensate (Bbl/day)
Utica & Marcellus	5,485	3,105
SCOOP	1,408	1,513
Total	6,892	4,618
NGL (Bbl/day)
Utica & Marcellus	8,364	3,491
SCOOP	6,733	6,998
Total	15,097	10,489
Combined (Mcfe/day)
Utica & Marcellus	916,801	861,592
SCOOP	202,877	195,572
Total	1,119,678	1,057,164
Totals may not sum or recalculate due to rounding.
Our total net production averaged approximately 1,119.7 MMcfe per day during the three months ended September 30, 2025, as compared to 1,057.2 MMcfe per day during the three months ended September 30, 2024. Production per day increased primarily due to the timing of our 2024 and 2025 development programs.

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Natural gas (Mcf/day)
Utica & Marcellus	752,902	816,788
SCOOP	153,287	154,054
Total	906,189	970,842
Oil and condensate (Bbl/day)
Utica & Marcellus	5,166	1,815
SCOOP	1,512	1,754
Total	6,678	3,569
NGL (Bbl/day)
Utica & Marcellus	5,489	2,610
SCOOP	6,654	7,629
Total	12,143	10,239
Combined (Mcfe/day)
Utica & Marcellus	816,835	843,339
SCOOP	202,282	210,348
Total	1,019,116	1,053,687
Totals may not sum or recalculate due to rounding.
Our total net production averaged approximately 1,019.1 MMcfe per day during the nine months ended September 30, 2025, as compared to 1,053.7 MMcfe per day during the nine months ended September 30, 2024. Production per day declined primarily due to natural declines and the impact of unplanned, third-party midstream outages and constraints, partially offset by our 2024 and 2025 development programs.
Utica/Marcellus. We spud nine gross (9.0 net) wells targeting the Utica formation during the three months ended September 30, 2025. In addition, we commenced sales on seven gross (7.0 net) operated Utica wells.
SCOOP. We did not spud or commence sales on any operated wells in the SCOOP during the three months ended September 30, 2025.

RESULTS OF OPERATIONS
Comparison of the Three Month Periods Ended September 30, 2025 and 2024
Natural Gas, Oil and Condensate and NGL Production and Pricing (sales totals in thousands)
The following table summarizes our natural gas, oil and condensate and NGL production and related pricing for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. Some totals below may not sum or recalculate due to rounding.

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Natural gas sales
Natural gas production volumes (MMcf)	90,873	88,920
Natural gas production volumes (MMcf) per day	988	967
Total sales	$236,801	$159,862
Average price without the impact of derivatives ($/Mcf)	$2.61	$1.80
Impact from settled derivatives ($/Mcf)	$0.34	$0.95
Average price, including settled derivatives ($/Mcf)	$2.95	$2.75

Oil and condensate sales
Oil and condensate production volumes (MBbl)	634	425
Oil and condensate production volumes (MBbl) per day	7	5
Total sales	$37,406	$29,467
Average price without the impact of derivatives ($/Bbl)	$58.99	$69.35
Impact from settled derivatives ($/Bbl)	$3.63	$0.22
Average price, including settled derivatives ($/Bbl)	$62.62	$69.57

NGL sales
NGL production volumes (MBbl)	1,389	965
NGL production volumes (MBbl) per day	15	10
Total sales	$38,734	$26,617
Average price without the impact of derivatives ($/Bbl)	$27.89	$27.58
Impact from settled derivatives ($/Bbl)	$0.21	$(0.16)
Average price, including settled derivatives ($/Bbl)	$28.10	$27.42

Natural gas, oil and condensate and NGL sales
Natural gas equivalents (MMcfe)	103,010	97,259
Natural gas equivalents (MMcfe) per day	1,120	1,057
Total sales	$312,941	$215,946
Average price without the impact of derivatives ($/Mcfe)	$3.04	$2.22
Impact from settled derivatives ($/Mcfe)	$0.33	$0.87
Average price, including settled derivatives ($/Mcfe)	$3.37	$3.09

Production Costs:
Average lease operating expenses ($/Mcfe)	$0.20	$0.19
Average taxes other than income ($/Mcfe)	$0.08	$0.07
Average transportation, gathering, processing and compression ($/Mcfe)	$0.94	$0.92
Total lease operating expenses, taxes other than income and midstream costs ($/Mcfe)	$1.21	$1.18

Natural Gas, Oil and Condensate and NGL Sales (in thousands)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	% Change
Natural gas	$236,801	$159,862	48%
Oil and condensate	37,406	29,467	27%
NGL	38,734	26,617	46%
Natural gas, oil and condensate and NGL sales	$312,941	$215,946	45%
The increase in natural gas sales without the impact of derivatives, when comparing the three months ended September 30, 2025 to the three months ended September 30, 2024 was due to a 45% increase in realized prices and a 2% increase in sales volumes. The realized price change was primarily driven by the increase in the average Henry Hub gas index from $2.16 per Mcf in the three months ended September 30, 2024, to $3.07 per Mcf during the three months ended September 30, 2025. The 2% increase in natural gas production was primarily due to commencement of sales on new wells.
The increase in oil and condensate sales without the impact of derivatives, when comparing the three months ended September 30, 2025 to the three months ended September 30, 2024, was due to a 49% increase in sales volumes, partially offset by a 15% decrease in realized prices. The 49% increase in oil and condensate production was primarily due to commencement of sales on new wells targeting the Utica and Marcellus liquids windows. The realized price change was primarily driven by the decrease in the average WTI crude index from $75.09 per barrel in the three months ended September 30, 2024, to $64.93 per barrel during the three months ended September 30, 2025.
The increase in NGL sales without the impact of derivatives, when comparing the three months ended September 30, 2025 to the three months ended September 30, 2024, was due to a 44% increase in sales volumes and a 1% increase in realized prices. The 44% increase in NGL production was primarily due to commencement of sales on new wells targeting the Utica and Marcellus liquids windows.
Natural Gas, Oil and NGL Derivatives (in thousands)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Natural gas derivatives - fair value gains (losses)	$33,868	$(57,168)
Natural gas derivatives - settlement gains	31,150	84,943
Total gains on natural gas derivatives	65,018	27,775

Oil derivatives - fair value (losses) gains	(2,674)	6,698
Oil derivatives - settlement gains	2,302	93
Total (losses) gains on oil and condensate derivatives	(372)	6,791

NGL derivatives - fair value gains	1,858	3,559
NGL derivatives - settlement gains (losses)	300	(159)
Total gains on NGL derivatives	2,158	3,400

Total gains on natural gas, oil and NGL derivatives	$66,804	$37,966
We recognize fair value changes on our natural gas, oil and NGL derivative instruments in each reporting period. The changes in fair value resulted from new positions and settlements that occurred during each period, as well as the relationship between contract prices and the associated forward curves. The significant change in the total gain for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, was primarily the result of changes in futures pricing for oil, natural gas, and NGLs during each period. See Note 10 of our consolidated financial statements for hedged volumes and pricing.

Lease Operating Expenses (in thousands, except per unit)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	% Change
Lease operating expenses
Utica & Marcellus	$15,558	$13,080	19%
SCOOP	5,235	5,138	2%
Total lease operating expenses	$20,793	$18,218	14%

Lease operating expenses per Mcfe
Utica & Marcellus	$0.18	$0.17	6%
SCOOP	0.28	0.29	(3)%
Total lease operating expenses per Mcfe	$0.20	$0.19	8%
The increase in our total and per unit LOE for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, was primarily the result of an increase in workover, compression and labor expenses in our Utica operations.
Taxes Other Than Income (in thousands, except per unit)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	% Change
Production taxes	$5,300	$4,528	17%
Property taxes	1,921	1,797	7%
Other	704	508	39%
Total taxes other than income	$7,925	$6,833	16%
Total taxes other than income per Mcfe	$0.08	$0.07	10%
The increase in total and per unit taxes other than income for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, was primarily related to an increase in production taxes resulting from the increase in our natural gas, oil and NGL revenues excluding the impact of hedges discussed above.
Transportation, Gathering, Processing and Compression (in thousands, except per unit)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	% Change
Transportation, gathering, processing and compression	$96,390	$89,900	7%
Transportation, gathering, processing and compression per Mcfe	$0.94	$0.92	1%
Transportation, gathering, processing and compression for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, increased on a total and per unit basis primarily as a result of an increase in the proportion of natural gas liquids and oil and condensate sales.

Depreciation, Depletion and Amortization (in thousands, except per unit)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	% Change
Depreciation, depletion and amortization of oil and gas properties	$82,680	$82,368	—%
Depreciation, depletion and amortization of other property and equipment	536	457	17%
Total depreciation, depletion and amortization	$83,216	$82,825	—%
Depreciation, depletion and amortization per Mcfe	$0.81	$0.85	(5)%
Depreciation, depletion and amortization of our oil and gas properties for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, increased primarily due to the 6% increase in our production partially offset by a lower depletion rate resulting from a decline in our amortization base from the full cost ceiling test impairments incurred during 2024.
Impairment of Oil and Natural Gas Properties
At September 30, 2024, the net book value of our oil and gas properties exceeded the calculated ceiling. As a result, we recorded a non-cash ceiling test impairment of $30.5 million for the three months ended September 30, 2024. The impairment resulted from declines in the full cost ceiling, which primarily resulted from the significant decrease in the 12-month average trailing price for natural gas. We did not record an impairment during the three months ended September 30, 2025.
General and Administrative Expenses (in thousands, except per unit)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	% Change
General and administrative expenses, gross	$22,113	$20,694	7%
Reimbursed from third parties	(4,040)	(3,720)	9%
Capitalized general and administrative expenses	(6,238)	(6,495)	(4)%
General and administrative expenses, net	$11,835	$10,479	13%
General and administrative expenses, net per Mcfe	$0.11	$0.11	7%
The increase in general and administrative expenses for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, was primarily driven by an increase in legal expense related to the matters disclosed in Note 9 of our consolidated financial statements.

Interest Expense (in thousands, except per unit)

	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024	% Change
Interest on 2026 Senior Notes	$—	$9,014	(100)%
Interest on 2029 Senior Notes	10,969	2,194	400%
Interest expense on Credit Facility	2,557	4,423	(42)%
Amortization of loan costs	1,316	1,016	30%
Capitalized interest	(1,536)	(1,230)	25%
Other	284	449	(37)%
Total interest expense	$13,590	$15,866	(14)%
Interest expense per Mcfe	$0.13	$0.16	(19)%
Due to the tender offer for the 2026 Senior Notes in the third quarter of 2024 and the redemption of the remaining balance of the 2026 Senior Notes in the second quarter of 2025, interest paid on the 2026 Senior Notes decreased 100% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024. The Company also incurred $11.0 million of interest on the 2029 Senior Notes for the three months ended September 30, 2025 compared to $2.2 million for the three months ended September 30, 2024 due to the 2029 Senior Notes being issued in September 2024. Interest expense on our Credit Facility decreased 42% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, as a result of a lower average interest rate and outstanding balance. Amortization of loan costs increased 30% for the three months ended September 30, 2025 compared to the three months ended September 30, 2024, as a result of the Fourth Amendment to the Credit Facility and the issuance of the 2029 Senior Notes. See Note 4 of our consolidated financial statements for further details of our Credit Facility and 2029 Senior Notes. The Company also capitalized $1.5 million and $1.2 million in interest expense for the three months ended September 30, 2025 and September 30, 2024, respectively.
Loss on Debt Extinguishment
In September 2024, Gulfport Operating purchased and retired $524.3 million of the 2026 Senior Notes in a tender offer using net proceeds from the 2029 Senior Notes offering. The 2026 Senior Notes were purchased at an average price equal to 102.3% of the principal amount. The retirement of the 2026 Senior Notes resulted in a loss on debt extinguishment of $13.4 million, which included cash costs of $12.9 million.
Income Taxes
We recorded income tax expense of $31.4 million and income tax benefit of $3.8 million for the three months ended September 30, 2025 and September 30, 2024, respectively. On July 4, 2025, the OBBBA, which includes a broad range of tax reform provisions, was signed into law in the United States. The Company has completed its initial assessment of the OBBBA's provisions which are expected to affect the Company's current tax expense and deferred tax assets and liabilities. The Company has incorporated the provisions into the financial statements for the current period and is continuing to evaluate the full implications of these legislative changes. See Note 14 of our consolidated financial statements for further discussion of our income tax expense.

Comparison of the Nine Month Periods Ended September 30, 2025 and 2024
Natural Gas, Oil and Condensate and NGL Production and Pricing (sales totals in thousands)
The following table summarizes our natural gas, oil and condensate, and NGL production and related pricing for the nine months ended September 30, 2025 as compared to the nine months ended September 30, 2024. Some totals below may not sum or recalculate due to rounding.

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Natural gas sales
Natural gas production volumes (MMcf)	247,390	266,011
Natural gas production volumes (MMcf) per day	906	971
Total sales	$759,543	$492,606
Average price without the impact of derivatives ($/Mcf)	$3.07	$1.85
Impact from settled derivatives ($/Mcf)	$0.16	$0.91
Average price, including settled derivatives ($/Mcf)	$3.23	$2.76

Oil and condensate sales
Oil and condensate production volumes (MBbl)	1,823	978
Oil and condensate production volumes (MBbl) per day	7	4
Total sales	$110,208	$70,295
Average price without the impact of derivatives ($/Bbl)	$60.45	$71.89
Impact from settled derivatives ($/Bbl)	$2.86	$(0.17)
Average price, including settled derivatives ($/Bbl)	$63.31	$71.72

NGL sales
NGL production volumes (MBbl)	3,315	2,805
NGL production volumes (MBbl) per day	12	10
Total sales	$98,287	$80,870
Average price without the impact of derivatives ($/Bbl)	$29.65	$28.83
Impact from settled derivatives ($/Bbl)	$(0.40)	$(0.55)
Average price, including settled derivatives ($/Bbl)	$29.25	$28.28

Natural gas, oil and condensate and NGL sales
Natural gas equivalents (MMcfe)	278,219	288,710
Natural gas equivalents (MMcfe) per day	1,019	1,054
Total sales	$968,038	$643,771
Average price without the impact of derivatives ($/Mcfe)	$3.48	$2.23
Impact from settled derivatives ($/Mcfe)	$0.16	$0.83
Average price, including settled derivatives ($/Mcfe)	$3.64	$3.06

Production Costs:
Average lease operating expenses ($/Mcfe)	$0.21	$0.18
Average taxes other than income ($/Mcfe)	$0.08	$0.08
Average transportation, gathering, processing and compression ($/Mcfe)	$0.96	$0.91
Total lease operating expenses, taxes other than income and midstream costs ($/Mcfe)	$1.25	$1.16

Natural Gas, Oil and Condensate and NGL Sales (in thousands)

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	% Change
Natural gas	$759,543	$492,606	54%
Oil and condensate	110,208	70,295	57%
NGL	98,287	80,870	22%
Natural gas, oil and condensate and NGL sales	$968,038	$643,771	50%
The increase in natural gas sales without the impact of derivatives, when comparing the nine months ended September 30, 2025 to the nine months ended September 30, 2024, was due to a 66% increase in realized prices, partially offset by a 7% decrease in sales volumes. The realized price change was primarily driven by the increase in the average Henry Hub gas index from $2.10 per Mcf in the nine months ended September 30, 2024, to $3.39 per Mcf in the nine months ended September 30, 2025. The 7% decrease in natural gas production was primarily due to natural declines partially offset by our 2024 and 2025 development programs and the impact of unplanned, third-party midstream outages and constraints.
The increase in oil and condensate sales without the impact of derivatives, when comparing the nine months ended September 30, 2025 to the nine months ended September 30, 2024, was due to a 86% increase in sales volumes, partially offset by a 16% decrease in realized prices. The 86% increase in oil and condensate production was primarily due to commencement of sales on new wells targeting the Utica and Marcellus liquids windows. The realized price change was driven by the decrease in the average WTI crude index from $77.54 per barrel in the nine months ended September 30, 2024, to $66.70 per barrel in the nine months ended September 30, 2025.
The increase in NGL sales without the impact of derivatives, when comparing the nine months ended September 30, 2025 to the nine months ended September 30, 2024, was due to a 18% increase in sales volumes and a 3% increase in realized prices. The 18% increase in NGL production was primarily due to commencement of sales on new wells targeting the Utica and Marcellus liquids windows.
Natural Gas, Oil and NGL Derivatives (in thousands)

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Natural gas derivatives - fair value gains (losses)	$9,113	$(168,516)
Natural gas derivatives - settlement gains	39,420	242,645
Total gains on natural gas derivatives	48,533	74,129

Oil derivatives - fair value (losses) gains	(365)	4,832
Oil derivatives - settlement gains (losses)	5,217	(166)
Total gains on oil and condensate derivatives	4,852	4,666

NGL derivatives - fair value gains (losses)	4,307	(2,771)
NGL derivatives - settlement losses	(1,335)	(1,537)
Total gains (losses) on NGL derivatives	2,972	(4,308)

Total gains on natural gas, oil and NGL derivatives	$56,357	$74,487
We recognize fair value changes on our natural gas, oil and NGL derivative instruments in each reporting period. The changes in fair value resulted from new positions and settlements that occurred during each period, as well as the relationship between contract prices and the associated forward curves. The significant change in the total gain for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, was primarily the result of changes in futures pricing for oil, natural gas, and NGLs during each period. See Note 10 of our consolidated financial statements for hedged volumes and pricing.

Lease Operating Expenses (in thousands, except per unit)

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	% Change
Lease operating expenses
Utica & Marcellus	$41,572	$34,560	20%
SCOOP	17,132	16,283	5%
Total lease operating expenses	$58,704	$50,843	15%

Lease operating expenses per Mcfe
Utica & Marcellus	$0.19	$0.15	27%
SCOOP	0.31	0.28	11%
Total lease operating expenses per Mcfe	$0.21	$0.18	20%
The increase in our total and per unit LOE for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, was primarily the result of an increase in water hauling, repairs and maintenance and labor expenses in our Utica operations.
Taxes Other Than Income (in thousands, except per unit)

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	% Change
Production taxes	$16,054	$14,236	13%
Property taxes	3,902	6,326	(38)%
Other	2,151	1,549	39%
Total taxes other than income	$22,107	$22,111	—%
Total taxes other than income per Mcfe	$0.08	$0.08	4%
The total and per unit taxes other than income for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, remained consistent.
Transportation, Gathering, Processing and Compression (in thousands, except per unit)

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	% Change
Transportation, gathering, processing and compression	$265,768	$263,048	1%
Transportation, gathering, processing and compression per Mcfe	$0.96	$0.91	5%
Transportation, gathering, processing and compression for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024 increased on a total and per unit basis primarily as a result of an increase in the proportion of natural gas liquids and oil and condensate sales.
Depreciation, Depletion and Amortization (in thousands, except per unit)

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	% Change
Depreciation, depletion and amortization of oil and gas properties	$220,893	$240,279	(8)%
Depreciation, depletion and amortization of other property and equipment	1,588	1,122	42%
Total depreciation, depletion and amortization	$222,481	$241,401	(8)%
Depreciation, depletion and amortization per Mcfe	$0.80	$0.84	(4)%
The total and per unit depreciation, depletion and amortization of our oil and gas properties for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, decreased primarily due to a lower depletion rate resulting from a decline in our amortization base from the full cost ceiling test impairments recorded during 2024, combined with a decrease in our production as noted above.

Impairment of Oil and Natural Gas Properties
At September 30, 2024, the net book value of our oil and gas properties exceeded the calculated ceiling. As a result, we recorded a non-cash ceiling test impairment of $30.5 million for the nine months ended September 30, 2024. The impairment resulted from declines in the full cost ceiling, which primarily resulted from the significant decrease in the 12-month average trailing price for natural gas. We did not record an impairment in the first or second quarters of 2024 or during the nine months ended September 30, 2025.
General and Administrative Expenses (in thousands, except per unit)

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	% Change
General and administrative expenses, gross	$62,953	$59,921	5%
Reimbursed from third parties	(12,287)	(10,962)	12%
Capitalized general and administrative expenses	(18,904)	(18,530)	2%
General and administrative expenses, net	$31,762	$30,429	4%
General and administrative expenses, net per Mcfe	$0.11	$0.11	8%
The increase in general and administrative expenses for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, was primarily driven by increases in employee compensation and legal expense related to the matters disclosed in Note 9 of our consolidated financial statements.
Interest Expense (in thousands, except per unit)

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024	% Change
Interest on 2026 Senior Notes	$777	$31,014	(97)%
Interest on 2029 Senior Notes	32,906	2,194	1400%
Interest expense on Credit Facility	6,564	12,001	(45)%
Amortization of loan costs	3,929	2,910	35%
Capitalized interest	(4,412)	(3,603)	22%
Other	913	1,511	(40)%
Total interest expense	$40,677	$46,027	(12)%
Interest expense per Mcfe	$0.15	$0.16	(8)%
Due to the tender offer for the 2026 Senior Notes in the third quarter of 2024 and the redemption of the remaining balance in the second quarter of 2025, interest paid on the 2026 Senior Notes decreased 97% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024. The Company also incurred $32.9 million of interest on the 2029 Senior Notes for the nine months ended September 30, 2025. Interest expense on our Credit Facility decreased 45% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, as a result of a lower average interest rate and outstanding balance. Amortization of loan costs increased 35% for the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, as a result of the Fourth Amendment to the Credit Facility and the issuance of the 2029 Senior Notes. See Note 4 of our consolidated financial statements for further details of our Credit Facility and 2029 Senior Notes. The Company also capitalized $4.4 million and $3.6 million in interest expense for the nine months ended September 30, 2025 and September 30, 2024, respectively.
Loss on Debt Extinguishment
In September 2024, Gulfport Operating purchased and retired $524.3 million of the 2026 Senior Notes in a tender offer using net proceeds from the 2029 Senior Notes offering. The 2026 Senior Notes were purchased at an average price equal to 102.3% of the principal amount. The retirement of the 2026 Senior Notes resulted in a loss on debt extinguishment of $13.4 million, which included cash costs of $12.9 million.

Income Taxes
We recorded income tax expense of $82.9 million and $3.4 million for the nine months ended September 30, 2025 and September 30, 2024, respectively. On July 4, 2025, the OBBBA, which includes a broad range of tax reform provisions, was signed into law in the United States. The Company has completed its initial assessment of the OBBBA's provisions which are expected to affect the Company's current tax expense and deferred tax assets and liabilities. The Company has incorporated the provisions into the financial statements for the current period and is continuing to evaluate the full implications of these legislative changes. See Note 14 of our consolidated financial statements for further discussion of our income tax expense.

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
For the three and nine months ended September 30, 2025, our primary sources of capital resources and liquidity have consisted of internally generated cash flows from operations and access to debt markets, and our primary uses of cash have been for development of our oil and natural gas properties, share repurchases and dividend payments on our preferred stock.
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
As of September 30, 2025, we had $3.4 million of cash and cash equivalents, $51.0 million of outstanding borrowings under our Credit Facility, $48.7 million of letters of credit outstanding, and $650.0 million of outstanding 2029 Senior Notes. Our total principal amount of funded debt as of September 30, 2025 was $701.0 million.
As of October 29, 2025 we had $3.3 million of cash and cash equivalents, $33.0 million in borrowings under our Credit Facility, $48.7 million of letters of credit outstanding, and $650 million of outstanding 2029 Senior Notes.
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

Dividends on Preferred Stock. As discussed in Note 5 of our consolidated financial statements, holders of preferred stock were entitled to receive cumulative quarterly dividends at a rate of 10% per annum of the Liquidation Preference with respect to cash dividends and 15% per annum of the Liquidation Preference with respect to dividends paid in kind as additional shares of preferred stock (“PIK Dividends”). We had the option to pay either cash dividends or PIK Dividends on a quarterly basis. On September 5, 2025, the Company redeemed all of its outstanding preferred stock. As a result, the Company did 0 pay cash dividends to holders of our preferred stock during the three months ended September 30, 2025. The Company paid $1.7 million of cash dividends to holders of our preferred stock during the nine months ended September 30, 2025, and $1.1 million and $3.3 million during the three and nine months ended September 30, 2024, respectively.
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
Capital Expenditures. Our capital expenditures have historically been related to the execution of our drilling and completion activities in addition to certain lease acquisition activities. Our capital investment strategy is focused on prudently developing our existing properties to generate sustainable cash flow considering current and forecasted commodity prices. For the nine months ended September 30, 2025, the Company's incurred capital expenditures totaled $387.0 million related to operated activities, of which $347.8 million related to drilling and completion activities, $23.4 million related to maintenance leasehold and land investment and $15.7 million related to discretionary acreage acquisitions.

Our operated base drilling and completion capital expenditures for 2025 are currently estimated to be approximately $355.0 million. Also, we currently expect to spend approximately $35.0 million in 2025 for maintenance leasehold and land investment, which is focused on near-term drilling programs and facilitating increases in our working interests and lateral footage in units we plan to drill in 2025, 2026 and 2027. Our capital program is expected to deliver approximately 1,040 MMcfe per day of production in 2025 and was impacted by unplanned, third-party midstream outages and constraints throughout the year.
The Company has also elected to invest an incremental $30.0 million toward discretionary appraisal projects during 2025, which includes capital expenditures allocated toward drilled but uncompleted and recompletion activity and the Company's first U-development in the Utica. The Company also plans to invest an incremental $35.0 million toward discretionary development activity that is anticipated to mitigate upcoming production downtime due to offset operator simultaneous operations and planned midstream maintenance downtime in early 2026.
Additionally, we are pursuing accretive acreage opportunities that expand our resource footprint and provide optionality to our near-term development plans and intend to allocate approximately $75.0 million to $100.0 million in discretionary acreage acquisitions for 2025 and early 2026.
Sources and Uses of Cash
The following table presents the major changes in cash and cash equivalents for the nine months ended September 30, 2025 and 2024 (in thousands):

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Net cash provided by operating activities	$617,761	$501,185
Additions to oil and natural gas properties	(382,899)	(376,910)
Debt activity, net	(12,702)	24,761
Debt issuance and loan commitment fees	—	(14,820)
Repurchases of common stock	(168,023)	(103,885)
Redemption of preferred stock	(31,374)	—
Net cash payments on performance vesting restricted stock units	(12,297)	—
Shares exchanged for tax withholdings	(5,576)	(23,606)
Dividends on preferred stock	(1,666)	(3,293)
Other	(1,330)	(2,141)
Net change in cash and cash equivalents	$1,894	$1,291
Cash and cash equivalents at end of period	$3,367	$3,220
Net cash provided by operating activities. Net cash flow provided by operating activities was $617.8 million for the nine months ended September 30, 2025, as compared to $501.2 million for the nine months ended September 30, 2024. The increase was primarily the result of increases in natural gas revenues.
Additions to oil and natural gas properties. During the nine months ended September 30, 2025, we spud 21 gross (20.9 net) operated wells and commenced sales from 26 gross (26.0 net) operated wells in the Utica and Marcellus for a total incurred cost of approximately $320.8 million. During the nine months ended September 30, 2025, we completed drilling and commenced sales from two gross (1.8 net) operated wells in the SCOOP for a total incurred cost of approximately $27.0 million.

Drilling and completion costs discussed above reflect incurred costs while drilling and completion costs presented in the table below reflect cash payments for drilling and completions. Incurred capital expenditures and cash capital expenditures may vary from period to period due to the cash payment cycle. Cash capital expenditures for the nine months ended September 30, 2025 and 2024, were as follows (in thousands):

	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Oil and Natural Gas Property Cash Expenditures:
Drilling and completion costs	$323,737	$267,802
Leasehold acquisitions	38,246	89,931
Other	20,916	19,177
Total oil and natural gas property expenditures	$382,899	$376,910
Debt activity, net. In the nine months ended September 30, 2025, the Company had $1.0 billion and $994.0 million in borrowings and repayments, respectively, on its Credit Facility. In September 2024, the Company purchased $524.3 million of the 2026 Senior Notes in a tender offer. The retirement of the 2026 Senior Notes resulted in a loss on debt extinguishment of $13.4 million, which included cash costs of $12.9 million. The Company also issued $650.0 million aggregate principal amount of its 6.750% senior notes due 2029. In May 2025, the Company redeemed the remaining balance of its 2026 Senior Notes at par for $25.7 million. No additional fees or penalties were incurred as a result of the early redemption. The final payment, including accrued interest, totaled $26.6 million. As of October 29, 2025 the Company had $33.0 million in borrowings outstanding on its Credit Facility.
Debt issuance and loan commitment fees. During the nine months ended September 30, 2024, the Company incurred debt issuance and loan commitment fees of $14.8 million related to the issuance of the 2029 Senior Notes and the Fourth Amendment to the Credit Facility. See Note 4 of our consolidated financial statements for further discussion of the long-term debt activity.
Repurchases of common stock. During the nine months ended September 30, 2025, the Company repurchased 1.1 million shares for approximately $201.3 million under the Repurchase Program at a weighted average price of $180.05 per share. For the same period in 2024, the Company repurchased 0.7 million shares for $104.4 million at a weighted average price of $146.60 per share. As of October 29, 2025, we repurchased 6.8 million shares for approximately $814.4 million under the Repurchase Program at a weighted average price of $118.98 per share.
Redemption of preferred stock. On August 5, 2025, Gulfport issued a notice of redemption for its preferred stock for cash. During the period between the date of the notice of redemption and the Redemption Date, 28,907 shares of preferred stock were converted into approximately 2.1 million shares of common stock. On the Redemption Date, the Company redeemed the remaining 2,449 shares of preferred stock for cash totaling $31.3 million. Additionally, direct transaction-related costs of $1.1 million were incurred as part of the redemption. See Note 5 of our consolidated financial statements for further discussion of the redemption of preferred stock.
Net cash payments on performance vesting restricted stock units. During the nine months ended September 30, 2025, the Company settled certain performance vesting restricted stock units awards that were granted in 2022 in cash for $12.3 million, as discussed in Note 7 of our consolidated financial statements.
Dividends on preferred stock. During the nine months ended September 30, 2025, the Company paid $1.7 million of cash dividends to holders of our preferred stock compared to $3.3 million in the nine months ended September 30, 2024.
Shares exchanged for tax withholdings. During the nine months ended September 30, 2025, the Company paid $5.6 million of shares exchanged for tax withholdings compared to $23.6 million in the nine months ended September 30, 2024. The decrease was primarily due to lower aggregate fair value of vested awards during the nine months ended September 30, 2025 compared to the nine months ended September 30, 2024, as discussed in Note 7 of our consolidated financial statements.
Contractual and Commercial Obligations
We have various contractual obligations in the normal course of our operations and financing activities, as discussed in Note 9 of our consolidated financial statements. There have been no other material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Off-balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of September 30, 2025, our material off-balance sheet arrangements and transactions include $48.7 million in letters of credit outstanding against our Credit Facility and $44.9 million in surety bonds issued. Both the letters of credit and surety bonds are being used as financial assurance, primarily on certain firm transportation agreements. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources. See Note 9 of our consolidated financial statements for further discussion of the various financial guarantees we have issued.
Critical Accounting Policies and Estimates
As of September 30, 2025, there have been no significant changes in our critical accounting policies from those disclosed in our 2024 Annual Report on Form 10-K.

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
We determine the notional volume potentially subject to derivative contracts by reviewing our overall estimated future production levels, which are derived from extensive examination of existing producing reserve estimates and estimates of estimated production from new drilling. Production forecasts are updated at least monthly and adjusted if necessary to actual results and activity levels. We do not enter into derivative contracts for volumes in excess of our share of forecasted production, and if production estimates were lowered for future periods and derivative instruments are already executed for some volume above the new production forecasts, the positions are typically reversed. The actual fixed prices on our derivative instruments is derived from reference prices from third-party indices such as NYMEX. All of our commodity derivative instruments are net settled based on the difference between the fixed price as stated in the contract and the floating price, resulting in a net amount due to or from the counterparty.
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
As of September 30, 2025, our natural gas, oil and NGL derivative instruments consisted of the following types of instruments:
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
Our hedge arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or commodity prices increase. At September 30, 2025, we had a net asset derivative position of $0.2 million as compared to a net liability derivative position of $12.9 million as of December 31, 2024. Utilizing actual derivative contractual volumes, a 10% increase in underlying commodity prices would have decreased our asset by approximately $94.3 million, while a 10% decrease in underlying commodity prices would have increased our asset by approximately $94.5 million. However, any realized derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.
Interest Rate Risk. Our Credit Facility is structured under floating rate terms, as advances under these facilities may be in the form of either base rate loans or term benchmark loans. As such, our interest expense is sensitive to fluctuations in the prime rates in the United States, or, if the term benchmark rates are elected, the term benchmark rates. At September 30, 2025, we had $51.0 million outstanding borrowings under our Credit Facility which bore interest at a weighted average rate of 6.62% for the nine months ended September 30, 2025. As of September 30, 2025, we did not have any interest rate swaps to hedge interest rate risks.

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
As of September 30, 2025, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures are effective.
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
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
Our repurchase activity for the three months ended September 30, 2025 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Approximate maximum dollar value of shares that may yet be purchased under the plans or programs
July 1 - July 31	56,969	$179.36	55,568	$280,912,000
August 1 - August 31	59,608	$168.59	59,316	$770,912,000
September 1 - September 30(2)	323,586	$174.11	323,382	$714,611,000
Total	440,163	$174.04	438,266
_____________________
(1)    We repurchased and canceled 1,401, 292 and 204 shares of our common stock at a weighted average price of $182.95, $170.26 and $179.63 to satisfy tax withholding requirements incurred upon the vesting of restricted stock unit awards during July, August and September 2025, respectively.
(2)    Amounts include cash redemption of 2,449 shares of preferred stock (equivalent to 179,666 shares of common stock on an as-converted basis), totaling $31.3 million at $174.22 price per share. See Note 5 of our consolidated financial statements for further discussion of the Company's redemption of its preferred stock.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Trading Arrangements
During the three months ended September 30, 2025, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

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
Date: November 5, 2025

GULFPORT ENERGY CORPORATION

By:	/s/ Michael Hodges
Michael Hodges Chief Financial Officer