Form 10-K
period 2025-12-31
GULFPORT ENERGY CORP
filed 2026-02-25
CIK 874499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
Smaller reporting company  ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.   ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements.                      ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b).              ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by the court.  Yes  ☒    No  ☐
The aggregate market value of our common stock held by non-affiliates on June 30, 2025 was approximately $3.1 billion. As of February 19, 2026, there were 18,558,415 shares of our $0.0001 par value common stock outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of Gulfport Energy Corporation’s Proxy Statement for the 2026 Annual Meeting of Stockholders are incorporated by reference in Items 10, 11, 12, 13 and 14 of Part III of this Form 10-K.

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

2026 Senior Notes. 8.00% Senior Notes due May 17, 2026.

2029 Senior Notes. 6.75% Senior Notes due September 1, 2029.

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

Credit Facility. The Third Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A. as administrative agent and various lender parties, providing for a senior secured reserve‑based revolving credit facility effective as of October 14, 2021, as amended most recently by the Borrowing Base Reaffirmation Agreement and Fifth Amendment to Credit Agreement dated October 30, 2025.

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

Incentive Plan. Gulfport Energy Corporation 2021 Stock Incentive Plan, effective on the Emergence Date.

IRC. The Internal Revenue Code of 1986, as amended.

LOE. Lease operating expenses.

Marcellus. Refers to the Marcellus Play that includes the hydrocarbon bearing rock formations commonly referred to as the Marcellus formation located in the Appalachian Basin of the United States and Canada. Our acreage is located primarily in Belmont, Jefferson and Monroe County in eastern Ohio.

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

Repurchase Program. A stock repurchase program to acquire up to $1.5 billion of Gulfport's outstanding common stock. It is authorized to extend through December 31, 2026, and may be suspended from time to time, modified, extended or discontinued by the Board of Directors at any time.

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

WTI. Refers to West Texas Intermediate.

FORWARD-LOOKING STATEMENTS
This Form 10-K may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. All statements, other than statements of historical facts, included in this Form 10-K that address activities, events or developments that we expect or anticipate will or may occur in the future, including estimated future production and net revenues from oil and gas reserves and the present value thereof, future capital expenditures (including the amount and nature thereof and the information under the heading “2026 Outlook”), share repurchases, business strategy and measures to implement strategy, competitive strength, goals, expansion and growth of our business and operations, plans, references to future success, reference to intentions as to future matters and other such matters are forward-looking statements.
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
•Our undeveloped leasehold acreage must be drilled before the lease's expiration date in order to hold the lease by production. In highly competitive markets for leasehold acreage, failure to drill sufficient wells to hold acreage could result in a substantial lease renewal cost or, if renewal is not feasible, loss of our lease and prospective drilling opportunities.
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
•Increased attention to sustainability matters may impact our business, financial results, or stock price.
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
Our Business
Gulfport is an independent natural gas-weighted exploration and production company with assets primarily located in the Appalachia and Anadarko basins. Our principal operations target the Utica and Marcellus formations in eastern Ohio and the SCOOP Woodford and Springer formations in central Oklahoma. Gulfport's Predecessor was incorporated in the State of Delaware in July 1997. Our corporate headquarters are located in Oklahoma City, Oklahoma and shares of Gulfport's common stock trade on the New York Stock Exchange (“NYSE”) under the ticker symbol “GPOR”. Our corporate strategy is focused on the economic development of our asset base in an effort to generate sustainable free cash flow.
As of December 31, 2025, we had 4.3 Tcfe of proved reserves with a Standardized Measure of $3.4 billion and a PV-10 of $3.6 billion. See “Definitions” above for our definition of PV-10 (a non-GAAP financial measure) and “Oil, Natural Gas and NGL Reserves and Estimation” below for a reconciliation of our standardized measure of discounted future net cash flows (the most directly comparable GAAP measure) to PV-10.
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
Business Strategy
Gulfport aims to create sustainable value through the economic development of our significant resource plays in the Utica/Marcellus and SCOOP operating areas. Our strategy is to develop our assets in a safe, environmentally responsible manner, while generating sustainable cash flow, enhancing margins and operating efficiencies and returning capital to shareholders. To achieve these goals, we generally allocate capital to projects we believe offer the highest rate of return and we deploy leading drilling and completion techniques and technologies in our development efforts. We believe our plan to generate free cash flow on an annual basis will allow us to further strengthen our balance sheet, return capital to shareholders and increase our resource depth through incremental leasehold opportunities that provide optionality to our future development plans.
2026 Outlook
Our 2026 capital expenditure program is expected to be in a range of $400 million to $430 million, including $35 million to $40 million on maintenance land and seismic investments. In the Utica, we intend to complete drilling on approximately 18 gross (17.5 net) operated horizontal wells and commence sales on approximately 20 gross (19.5 net) operated horizontal wells. In the Marcellus, we intend to complete drilling on approximately 6 gross (5.6 net) and commence sales on approximately 4 gross (4.0 net) operated horizontal wells. In the SCOOP, we intend to complete drilling and commence sales on approximately 2 gross (1.7 net) operated horizontal wells. We expect to fund these expenditures with our operating cash flow and borrowings under our Credit Facility.
We expect this development program to result in approximately 1.030 to 1.055 Bcfe per day of production in 2026.

Additionally, in 2026, we expect to continue returning capital to shareholders through our Repurchase Program. During 2025, we repurchased 1.8 million shares for $336.3 million at a weighted average price of $188.65 per share, leaving $579.6 million remaining on our Repurchase Program, which expires on December 31, 2026.
Operating Areas
Utica/Marcellus - The Utica covers hydrocarbon-bearing rock formations located in the Appalachian Basin of the United States and Canada. We have approximately 223,000 net reservoir acres located primarily in Belmont, Harrison, Jefferson and Monroe Counties in eastern Ohio where the Utica ranges in thickness from 600 to over 750 feet.
The Marcellus covers hydrocarbon-bearing rock formations that generally overlay the Utica in Ohio. We have identified approximately 35,000 net reservoir acres of our existing leasehold for Marcellus development and have 25 PUD Marcellus locations. In 2025 we drilled, completed, and turned to sales our first four well development pad in the Marcellus. Our Marcellus development area is approximately 3,500 to 4,500 feet shallower than the Utica.
During 2025, we produced approximately 841 MMcfe per day net to our interests in Utica/Marcellus and it accounted for approximately 81% of our total production.
SCOOP - The SCOOP is a defined area that encompasses many of the top hydrocarbon producing counties in Oklahoma within the Anadarko Basin. The SCOOP play mainly targets the Devonian to Mississippian aged Woodford, Sycamore and Springer formations. We have approximately 74,000 net reservoir acres (comprised of approximately 44,000 in the Woodford formation and approximately 30,000 in the Springer formation) located primarily in Garvin, Grady and Stephens Counties. The Woodford Shale across our position ranges in thickness from 200 to over 400 feet and directly overlies the Hunton Limestone and underlies the Sycamore formation, both of which are also locally productive reservoirs. The Sycamore formation consists of hydrocarbon-bearing interbedded shales and siliceous limestones ranging in thickness from 150 to over 450 feet and is overlain by the Caney Shale. The Springer formation across our position is comprised of a series of lenticular sand and shale units. The primary targets are a series of porous, low clay and organic-rich packages within the Goddard Shale member ranging in thickness from 50 to over 250 feet.
During 2025, we produced approximately 197 MMcfe per day net to our interests in the SCOOP and it accounted for approximately 19% of our total production.
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

Our Senior Vice President of Reservoir Engineering is primarily responsible for overseeing the preparation of all of our reserve estimates. He is a petroleum engineer with 30 years of reservoir and operations experience. In addition, our geoscience staff has approximately 58 years combined industry experience and our reservoir staff also has approximately 58 years combined experience.
During 2025, our total net natural gas, NGLs and oil proved reserves estimates attributable to the Company's interests were prepared by the Company and Netherland, Sewell & Associates, Inc. (“NSAI”) conducted an audit of the proved reserves as of December 31, 2025. NSAI is an independent petroleum engineering firm and was selected for their historical experience and geographic expertise in engineering similar resources. In the course of its audit, NSAI conducted a detailed review of properties making up approximately 86% of the total proved reserves and accounting for approximately 88% of the present worth of those reserves. The estimates prepared by the Company and audited by NSAI were within the recommended 10% tolerance threshold set forth in the Standards Pertaining to the Estimation and Auditing of Oil and Gas Reserves Information promulgated by the Society of Petroleum Engineers. A copy of the summary reserve report is included as Exhibit 99.1 to this Annual Report on Form 10-K. Our internal staff of petroleum engineers and geoscience professionals work closely with NSAI to ensure the integrity, accuracy and timeliness of the data used to calculate our proved reserves. Our internal technical team members meet with NSAI periodically throughout the year to discuss the assumptions and methods used in the proved reserve estimation process. As needed, we provide historical information to NSAI for our properties such as ownership interest, oil and gas production, well test data, commodity prices, operating and development costs and other considerations, including availability and costs of infrastructure and status of permits.
Reserve estimates for the year ended 2024 were prepared by the Company and audited by NSAI as of December 31, 2024. Reserve estimates for the year ended 2023 were prepared by NSAI for 100% of our operating areas.
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

The tables below set forth information as of December 31, 2025, with respect to our estimated proved developed and undeveloped oil, natural gas and NGL reserves, the associated estimated future net revenue, the PV-10 and the standardized measure. None of the estimated future net revenue, PV-10 nor the standardized measure are intended to represent the current market value of the estimated oil, natural gas and NGL reserves we own. All of our estimated reserves are located within the United States.

	December 31, 2025
	Oil (MMBbl)	Natural Gas (Bcf)	NGL (MMBbl)	Total (Bcfe)
Utica & Marcellus
Proved developed(1)	4	1,717	12	1,818
Proved undeveloped(1)	14	1,189	39	1,510
Total proved(1)	19	2,906	52	3,328

SCOOP
Proved developed	4	440	21	587
Proved undeveloped	2	266	10	338
Total proved	5	707	31	925

Total
Proved developed	8	2,157	33	2,404
Proved undeveloped	16	1,455	50	1,848
Total proved	24	3,612	83	4,253
Totals may not sum or recalculate due to rounding.
_____________________
(1)    Includes approximately 26 Bcfe and 210 Bcfe of net developed and undeveloped reserves, respectively, located in the Marcellus target formation.

	December 31, 2025
	Proved Developed	Proved Undeveloped	Total Proved
	($ in millions)
Estimated future net revenue(1)	$3,816	$3,145	$6,961
Present value of estimated future net revenue (PV-10)(1)	$2,291	$1,331	$3,622
Standardized measure(1)			3,403
Totals may not sum due to rounding.
_____________________
(1)    Estimated future net revenue represents the estimated future revenue to be generated from the production of proved reserves, net of estimated production and future development costs, using prices and costs under existing economic conditions as of December 31, 2025, and assuming commodity prices as set forth below. For the purpose of determining prices used in our reserve reports, we used the unweighted arithmetic average of the prices on the first day of each month within the 12-month period ended December 31, 2025. The prices used in our PV-10 measure were the average WTI Spot price of $66.01 per barrel and the average Henry Hub Spot price of $3.39 per MMBtu, before basis differential adjustments. These prices should not be interpreted as a prediction of future prices, nor do they reflect the value of our commodity derivative instruments in place as of December 31, 2025. The amounts shown do not give effect to non-property-related expenses, such as corporate general and administrative expenses and debt service, or to depreciation, depletion and amortization. The present value of estimated future net revenue typically differs from the standardized measure because the former does not include the effects of estimated future income tax expense of $219 million as of December 31, 2025.
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

The following table summarizes the changes in our estimated proved reserves during 2025 (in Bcfe):

Proved Reserves, December 31, 2024	3,969
Sales of oil and natural gas reserves in place	—
Extensions and discoveries	701
Revisions of prior reserve estimates	(38)
Current production	(379)
Proved Reserves, December 31, 2025	4,253
Total may not sum due to rounding.
Extensions and discoveries. These are additions to our proved reserves that result from extension of the proved acreage of previously discovered reservoirs through additional drilling in periods subsequent to discovery. Extensions of approximately 701 Bcfe of proved reserves were primarily attributable to the continued development of our Utica/Marcellus and SCOOP acreage. We added 35 PUD locations in the Utica/Marcellus which included 28 Utica locations for 382 Bcfe and 7 Marcellus locations for 62 Bcfe. We also added 11 operated locations in the Utica to PDP which were not previously booked for 119 Bcfe. In the SCOOP, we added 6 PUD locations for 138 Bcfe.
Revisions of prior reserve estimates. Revisions represent changes in previous reserve estimates, either upward or downward, resulting from development plan changes, new information normally obtained from development drilling and production history or a change in economic factors, such as commodity prices, operating costs or development costs.
We experienced total downward revisions of 38 Bcfe in estimated proved reserves. These consisted of upward revisions of 255 Bcfe which were associated with commodity price changes. Commodity prices experienced volatility throughout 2025 and the 12-month unweighted average of the first-day-of-the-month price for natural gas increased from $2.13 per MMBtu for 2024 to $3.39 per MMBtu for 2025, the 12-month average WTI spot price for crude oil decreased from $76.32 per barrel for 2024 to $66.01 per barrel for 2025, and the calculated average weighted price for NGL over the remaining lives of the properties decreased from $31.30 per barrel for 2024 to $30.17 per barrel for 2025. Additionally, there were upward revisions of 161 Bcfe due to an increase in working interest and net revenue interest as a result of our successful leasing efforts throughout 2025. These were offset by downward revisions of 185 Bcfe and 129 Bcfe as a result of development schedule changes and PUD well design changes, respectively. The schedule changes moved the development of 9 Utica PUD locations and 4 SCOOP PUD locations beyond the SEC requirement of development within five years from initial booking and while these locations are excluded from our SEC reserves report, they remain in our longer-term development plan. Design changes primarily include well spacing and lateral length updates with a portion of these volumes now to be developed with locations outside of the SEC designated five-year development time frame. These development schedule and design changes reflect our ongoing commitment to optimizing the long-term plan to best develop our assets and maximize cash flow and overall economic returns. Finally, downward revisions of 141 Bcfe were a result of a combination of various economic assumptions and well performance updates.
Additional information regarding estimates of proved reserves, proved developed reserves and proved undeveloped reserves at December 31, 2025, 2024 and 2023, and changes in proved reserves during the last three years are contained in the Supplemental Information on Oil and Gas Exploration and Production Activities, or Supplemental Information, in Note 20 of our consolidated financial statements.
Proved Undeveloped Reserves
As of December 31, 2025, our PUDs totaled 1,455 Bcf of natural gas, 16 MMBbl of oil and 50 MMBbl of NGL, for a total of 1,848 Bcfe. Approximately 82% and 18% of our PUD reserves at year-end 2025 were located in Utica/Marcellus and SCOOP, respectively. Our PUDs will be converted from undeveloped to developed as the applicable wells commence production or when there are no material incremental completion capital expenditures associated with such proved developed reserves.

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
The following table summarizes the changes in our estimated proved undeveloped reserves during 2025 (in Bcfe):

Proved Undeveloped Reserves, December 31, 2024	1,861
Sales of oil and natural gas reserves in place	—
Extensions and discoveries	582
Conversion to proved developed reserves	(417)
Revisions of prior reserve estimates	(177)
Proved Undeveloped Reserves, December 31, 2025	1,848
Total may not sum due to rounding.
Extensions and discoveries. Our extensions of approximately 582 Bcfe were primarily attributed to the addition of 41 PUD locations as a result of our current five-year development plan that is focused on generating sustainable cash flow. These additions included 35 PUD locations in the Utica/Marcellus and 6 PUD locations in the SCOOP.
Conversion to proved developed reserves. Our 2025 development activities resulted in the conversion of approximately 417 Bcfe into proved developed producing reserves, attributable to 31 PUD locations in the Utica/Marcellus and 11 PUD locations in the SCOOP. These 42 PUDs represent a conversion rate of 28% for 2025.
Revision of prior reserve estimates. We experienced total downward revisions of 177 Bcfe in estimated proved undeveloped reserves. This included 182 Bcfe and 84 Bcfe of downward revisions associated with changes in our development schedule changes and PUD well design changes, respectively. The schedule changes moved the development of 9 Utica PUD locations and 4 SCOOP PUD locations beyond the SEC requirement of development within five years from initial booking and while these locations are excluded from our SEC reserves report, they remain in our longer-term development plan. Design changes primarily include well spacing and lateral length updates with a portion of these volumes now to be developed with locations outside of the SEC designated five-year development time frame. These development schedule and design changes reflect our ongoing commitment to optimizing the long-term plan to best develop our assets and maximize cash flow and overall economic returns. These downward revisions were offset by upward revisions of 89 Bcfe in estimated proved reserves from a combination of changes including working interest and net revenue interest, well forecasts and price changes.
Costs incurred relating to the development of PUDs were approximately $235.9 million in 2025.
All PUD locations included in our 2025 reserve report are scheduled to be drilled within five years of initial booking.
As of December 31, 2025, 1.77% of our total proved reserves were classified as proved developed non-producing.
PV-10 Sensitivities
As noted above, our proved reserves at December 31, 2025, were calculated using prices based on the 12-month unweighted arithmetic average of the first-day-of-the-month price for 2025 of $66.01 per barrel and $3.39 per MMBtu. Holding production and development costs constant, if SEC pricing were $72.61 per barrel and $3.73 per MMBtu, or a 10% increase, this would have resulted in an increase of 38 Bcfe of our total proved reserves and a $0.77 billion increase in PV-10 value at December 31, 2025. Holding production and development costs constant, if SEC pricing were $59.41 per barrel and $3.05 per MMBtu, or a 10% decrease, this would have resulted in a decrease of 54 Bcfe of our total proved reserves and a $0.77 billion decrease in PV-10 value at December 31, 2025. For the low price scenario 132 PUDs were PV-10 economic.

Acreage
The following table presents our total gross and net developed and undeveloped acres as of December 31, 2025:

	Developed Acreage		Undeveloped Acreage
Field	Gross	Net	Gross	Net
Utica & Marcellus	170,209	142,239	83,069	80,294
SCOOP	50,735	36,174	10,689	7,680
Total	220,944	178,413	93,758	87,974
Of our leases that are not held by production or held by other applicable lease provisions, most have a five-year primary term, and many include an optional right to extend the primary term for an additional three or five years. We manage lease expirations to ensure that we do not experience unintended material expirations. Our leasehold management efforts include scheduling our operations to establish production in paying quantities in order to hold leases prior to the expiration dates, paying the prescribed lease extension payments, planning non-core divestitures or strategic acreage trades with other operators to high-grade our lease inventory and voluntarily allowing certain leases to expire that are no longer part of our development plans. The following table sets forth the potential expiration periods of gross and net undeveloped leasehold acres as of December 31, 2025:

	Undeveloped Acres
	Gross Acres	Net Acres
2026	2,827	2,806
2027	1,672	1,636
2028	10,048	10,042
After 2028	19,930	19,930
Held by production	59,281	53,560
Total	93,758	87,974
Productive Wells
The following table presents our total gross and net productive wells, expressed separately for oil and gas, as of December 31, 2025:

	NRI/WI	Productive Oil Wells		Productive Gas Wells		Total Wells
Field	Percentages	Gross	Net	Gross	Net	Gross	Net
Utica & Marcellus	50.25/61.58	69	25.5	697	446.2	766	471.7
SCOOP	20.86/25.82	129	13.3	518	153.8	647	167.1
Total(1)		215	38.8	1,380	600.0	1,595	638.8
_____________________
(1) We also have override/royalty interests in 182 wells with an average NRI of 0.6%, which are not material to our operations. Totals may not sum due to rounding.

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

	Year Ended December 31,
	2025		2024		2023
	Gross	Net	Gross	Net	Gross	Net
Development:
Productive	29	28.7	21	19.8	24	21.9
Dry	—	—	—	—	—	—
Total	29	28.7	21	19.8	24	21.9
Exploratory:
Productive	—	—	—	—	—	—
Dry	—	—	—	—	—	—
Total	—	—	—	—	—	—
The following table presents activity by operating area for the year ended December 31, 2025:

	Operated				Non-Operated
Field	Drilled		Turned to Sales		Drilled		Turned to Sales
	Gross	Net	Gross	Net	Gross	Net	Gross	Net
Utica & Marcellus(1)	27.0	26.9	30.0	30.0	8.0	0.1	14.0	0.0
SCOOP(2)	2.0	1.8	2.0	1.8	18.0	0.1	23.0	0.2
Total	29.0	28.7	32.0	31.8	26.0	0.2	37.0	0.2
_____________________
(1)    Of the 27 gross operated wells drilled in 2025, 22 were completed as producing wells and five were in various stages of drilling and completion as of December 31, 2025.
(2)    The two gross operated wells that were drilled in 2025 were completed as producing wells as of December 31, 2025.

Production, Prices and Production Costs
The following table presents our production volumes, average prices received and average production costs during the periods indicated (sales totals in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Natural gas sales
Natural gas production volumes (MMcf)	338,296	354,154	350,306
Natural gas production volumes (MMcf) per day	927	968	960
Total sales	$1,056,429	$714,160	$831,812
Average price without the impact of derivatives ($/Mcf)	$3.12	$2.02	$2.37
Impact from settled derivatives ($/Mcf)	$0.14	$0.80	$0.42
Average price, including settled derivatives ($/Mcf)	$3.26	$2.82	$2.79

Oil and condensate sales
Oil and condensate production volumes (MBbl)	2,260	1,459	1,363
Oil and condensate production volumes (MBbl) per day	6	4	4
Total sales	$133,644	$101,589	$99,854
Average price without the impact of derivatives ($/Bbl)	$59.12	$69.64	$73.27
Impact from settled derivatives ($/Bbl)	$4.04	$0.11	$(2.53)
Average price, including settled derivatives ($/Bbl)	$63.16	$69.75	$70.74

NGL sales
NGL production volumes (MBbl)	4,554	3,818	4,386
NGL production volumes (MBbl) per day	12	10	12
Total sales	$133,454	$112,855	$119,717
Average price without the impact of derivatives ($/Bbl)	$29.30	$29.56	$27.29
Impact from settled derivatives ($/Bbl)	$(0.07)	$(0.56)	$2.07
Average price, including settled derivatives ($/Bbl)	$29.23	$29.00	$29.36

Natural gas, oil and condensate and NGL sales
Natural gas equivalents (MMcfe)	379,182	385,814	384,802
Natural gas equivalents (MMcfe) per day	1,039	1,054	1,054
Total sales	$1,323,527	$928,604	$1,051,383
Average price without the impact of derivatives ($/Mcfe)	$3.49	$2.41	$2.73
Impact from settled derivatives ($/Mcfe)	$0.15	$0.73	$0.40
Average price, including settled derivatives ($/Mcfe)	$3.64	$3.14	$3.13

Production Costs:
Average lease operating expenses ($/Mcfe)	$0.22	$0.18	$0.18
Average taxes other than income ($/Mcfe)	0.08	0.08	0.09
Average transportation, gathering, processing and compression ($/Mcfe)	0.95	0.91	0.91
Total lease operating expenses, midstream costs and taxes other than income ($/Mcfe)	$1.25	$1.17	$1.17
Totals may not sum or recalculate due to rounding.

The following table provides a summary of our production, average sales prices and average production costs for oil and gas fields containing 15% or more of our total proved reserves as of December 31, 2025:

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Utica & Marcellus
Net Production
Natural gas (MMcf)	283,667	296,548	279,428
Oil (MBbl)	1,729	847	255
NGL (MBbl)	2,183	1,072	856
Total (MMcfe)	307,137	308,060	286,095
Average price without the impact of derivatives:
Natural gas ($/Mcf)	$3.11	$1.99	$2.34
Oil ($/Bbl)	$58.06	$66.84	$70.18
NGL ($/Bbl)	$34.87	$37.01	$33.63
Production Costs:
Average lease operating expenses ($/Mcfe)	$0.20	$0.16	$0.16
Average taxes other than income ($/Mcfe)	0.05	0.06	0.05
Average transportation, gathering, processing and compression ($/Mcfe)	0.96	0.93	0.97
Total lease operating expenses, midstream costs and taxes other than income ($/Mcfe)	$1.21	$1.15	$1.18

SCOOP
Net Production
Natural gas (MMcf)	54,629	57,605	70,878
Oil (MBbl)	531	612	1,108
NGL (MBbl)	2,371	2,746	3,530
Total (MMcfe)	72,045	77,753	98,707
Average price without the impact of derivatives:
Natural gas ($/Mcf)	$3.19	$2.13	$2.53
Oil ($/Bbl)	$62.59	$73.51	$73.98
NGL ($/Bbl)	$24.18	$26.65	$25.76
Production Costs:
Average lease operating expenses ($/Mcfe)	$0.31	$0.28	$0.25
Average taxes other than income ($/Mcfe)	0.17	0.13	0.17
Average transportation, gathering, processing and compression ($/Mcfe)	0.88	0.83	0.73
Total lease operating expenses, midstream costs and taxes other than income ($/Mcfe)	$1.36	$1.24	$1.15
Our Investments
Grizzly Oil Sands. We, through our wholly-owned subsidiary Grizzly Holdings Inc., own a 24.5% interest in Grizzly. As of December 31, 2025, Grizzly had approximately 639,000 net acres under lease in the Athabasca, Peace River, and Cold Lake regions of Alberta, Canada. Grizzly's operations have been suspended since 2015. Additionally, Grizzly had no proved reserves as of December 31, 2025. We elected to cease funding capital calls in 2019, and we have no obligation to fund any future projects Grizzly may consider pursuing. Failure to fund capital calls will lead to continued dilution of our equity ownership interest in Grizzly.

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
Major Customers
Our total natural gas, oil and NGL sales, before the effects of hedging, to major customers (purchasers in excess of 10% of total natural gas, oil and NGL sales) for the years ended December 31, 2025, 2024 and 2023 were as follows:

% of Sales
Year Ended December 31, 2025
Customer A	14%
Year Ended December 31, 2024
Customer A	15%
Year Ended December 31, 2023
Customer A	12%
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
Federal, state and local governments have periodically taken steps to reduce emissions of greenhouse gases (“GHG”). We consider the costs of environmental, safety and health protection and compliance to be necessary, manageable parts of our business. We have been able to plan for and comply with environmental, safety and health laws and regulations without materially altering our operating strategy or incurring significant unreimbursed expenditures. However, based on policy and regulatory trends and increasingly stringent laws, our capital expenditures and operating expenses related to compliance with the protection of the environment, safety and health have increased over the years and may continue to increase. We cannot predict with any reasonable degree of certainty our future exposure concerning such matters. See the “Risk Factors” described in Item 1A of this report for further discussion of governmental regulation and ongoing regulatory changes, including with respect to environmental matters.

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
Certain of our U.S. natural gas and oil leases are granted or approved by the federal government and administered by the Bureau of Land Management (“BLM”) or Bureau of Indian Affairs (“BIA”) of the Department of the Interior. Such leases require compliance with detailed federal regulations and orders that regulate, among other matters, drilling and operations on lands covered by these leases and calculation and disbursement of royalty payments to the federal government, tribes or tribal members. The federal government has been particularly active in recent years in evaluating and, in some cases, promulgating new rules and regulations regarding competitive lease bidding, venting and flaring, oil and gas measurement and royalty payment obligations for production from federal lands. If future developments result in additional restrictions on drilling, limitations on the availability of leases, or restrictions on the ability to obtain required permits, it could have a material adverse impact on our operations. Permitting activities on federal lands are also subject to frequent delays.
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
We maintain a control of well insurance policy with a minimum limit of $25 million for single well limits and $37.5 million limit for multi-well pads. This policy insures against certain sudden and accidental risks associated with drilling, completing and operating our wells. This insurance may not be adequate to cover all losses or exposure to liability. We also carry a $51 million comprehensive general liability and umbrella insurance program. In addition, we maintain a $10 million pollution liability insurance policy providing coverage for gradual pollution related risks and in excess of the general liability policy for sudden and accidental pollution risks. We provide workers' compensation insurance coverage to employees in all states in which we operate, as well as auto liability for our company vehicles. While we believe these policies are customary in the industry, they do not provide complete coverage against all operating risks, and policy limits scale to our working interest percentage in certain situations. In addition, our insurance does not cover penalties or fines that may be assessed by a governmental authority. A loss not fully covered by insurance could have a material adverse effect on our financial position, results of operations and cash flows. Our insurance coverage may not be sufficient to cover every claim made against us or may not be commercially available for purchase in the future.

We have prepared and have in place spill prevention control and countermeasure plans for each of our principal facilities in response to federal and state requirements. The plans go through a technical review every five years and are updated as necessary. As required by applicable regulations, our facilities are built with secondary containment systems to capture potential releases. We also own additional spill kits with oil booms and absorbent pads that are readily available, if needed. In addition, we have emergency response companies on retainer. These companies specialize in the clean-up of hydrocarbons as a result of spills, blow-outs and natural disasters, and are on call to us 24 hours a day, seven days a week when their services are needed. We pay these companies a retainer plus additional amounts when they provide us with clean up services. Our aggregate payments for the retainer and clean-up services during each of 2025, 2024 and 2023 were immaterial. While these companies have been able to meet our service needs when required from time to time in the past, it is possible that the ability of one or more of them to provide services to us in the future, if and when needed, could be hindered or delayed in the event of a widespread disaster. However, in light of the areas in which we operate and the nature of our production, we believe other companies would be available to us in the event our primary remediation companies are unable to perform.
Human Capital Management
Employees
As of December 31, 2025, we had 245 employees, an increase of approximately 5% from the 235 employees as of December 31, 2024. All of our employees are non-bargaining.
The attraction and retention of qualified employees continues to be one of our highest priorities. We focus on making substantive improvements to key areas that impact our employees. During 2025, we continued making significant investments in our talent management and retention processes, including increasing funds allocated to annual salary increases, short-term incentive payments, long-term incentive equity awards, 401(k) matches for eligible employees, and other enhancements to our benefits offerings. We remain committed to providing fair and competitive compensation programs and adequate development and advancement opportunities to our employees. We believe these practices serve as talent acquisition and retention tools, as our employees' continued engagement and commitment to the Company is critical to our success.
Over the course of 2025, Gulfport continued to develop and revise Company policies, including those intended to implement our Business Code of Conduct and Ethics, which provides a framework for how we interact with our employees, vendors and other stakeholders when conducting our operations. To that end, we provided all of our employees with annual trainings focused on the guidelines, rules, and principles that must be followed when acting on the Company's behalf. We remain committed to maintaining the highest standards of business ethics.
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

Training & Development
Gulfport invests in our employees' professional growth to build strong teams and develop leaders for today and the future. We build our dynamic team of industry-leading professionals by engaging them in interesting and rewarding work and providing training and development opportunities. We utilize training sessions with content developed by experts in the safety, legal, information security and regulatory compliance fields, and we offer a blend of training sessions through both computer-based modules and live, instructor-led sessions. We believe our training efforts support a compliant safety-first mindset in everything we do. We continue to provide professional and workplace-related training resources to employees through universities, electronic content services and specialized courses related to our industry through our tuition reimbursement program or third-party providers.
Executive Officers
John Reinhart, President, Chief Executive Officer and Director
On January 18, 2023, the Board of Directors appointed Mr. Reinhart, 57, as President, Chief Executive Officer and Director, effective as of January 24, 2023. Mr. Reinhart joined the Company with over two decades of oil and gas industry leadership experience. Most recently, he served as President, Chief Executive Officer and member of the board of directors of Montage Resources Corporation where he led actions that positioned Montage as an attractive strategic partner with sufficient scale, low debt profile and achievement of top-quartile operational and financial metrics. Mr. Reinhart previously served as President, Chief Executive Officer and member of the board of directors of Blue Ridge Mountain Resources and as Chief Operating Officer at Ascent Resources. He started his oil and gas career at Schlumberger before joining Chesapeake Energy Corporation, where he held operations roles with increasing responsibility. Mr. Reinhart began his career in the United States Army, serving tours in Panama and Iraq. Mr. Reinhart graduated from West Virginia University with a Bachelor of Science degree in Mechanical Engineering.
Michael Hodges, Executive Vice President and Chief Financial Officer
On April 3, 2023, the Board of Directors appointed Mr. Hodges, 47, as Executive Vice President and Chief Financial Officer. Most recently, Mr. Hodges served as Senior Vice President, Finance and Accounting at Leon Capital Group. Prior to joining Leon Capital, he was the Executive Vice President and Chief Financial Officer for Montage Resources Corporation until its merger with Southwestern Energy Company in November 2020. From 2012 until joining Montage Resources in 2018, Mr. Hodges served as the Chief Financial Officer for three upstream energy companies focused on near-term value creation through the acquisition and early-stage development of oil and natural gas resources. Mr. Hodges received his Bachelor of Business Administration in Finance from the University of Oklahoma and a Master of Science in Energy Management from Oklahoma City University and is a Certified Public Accountant in the State of Oklahoma.
Patrick Craine, Executive Vice President and Chief Legal and Administrative Officer
Mr. Craine, 53, has served as Chief Legal and Administrative Officer since June 2021 and joined Gulfport as Executive Vice President, General Counsel and Corporate Secretary in May 2019. Prior to joining the Company, Mr. Craine served as Deputy General Counsel – Chief Risk and Compliance Officer at Chesapeake Energy Corporation. Prior to joining Chesapeake in 2013, Mr. Craine was a partner with Bracewell LLP, a global law firm, where his practice focused on securities and corporate regulatory matters and investigations. Before Mr. Craine entered private practice, he served as a lawyer with the U.S. Securities and Exchange Commission and the Financial Industry Regulatory Authority where he held leadership positions in their Oil and Gas Task Forces. Mr. Craine has over 25 years of extensive senior-level experience handling a broad range of securities, corporate, regulatory, governance, compliance and litigation matters, with particular expertise in the energy industry. Mr. Craine received his Bachelor of Arts degree, summa cum laude, Phi Beta Kappa, from Wabash College, and his Juris Doctorate, cum laude, from the Southern Methodist University Dedman School of Law.

Matthew Rucker, Executive Vice President and Chief Operating Officer
Mr. Rucker, 40, joined Gulfport as the Senior Vice President of Operations in March 2023. On February 24, 2025, Matthew Rucker was promoted to Executive Vice President and Chief Operating Officer. He joined Gulfport from Javelin Energy Partners where he previously served as Vice President of Production Operations starting in August 2022. Mr. Rucker joined Javelin in July 2022 as the Vice President of Business Development. Prior to joining Javelin, Mr. Rucker served as the Executive Vice President, Chief Operating Officer for Montage Resources Corporation following Montage’s successful business combination transaction with Blue Ridge Mountain Resources in June 2020. Prior to Montage, Mr. Rucker served as Vice President, Resource Planning and Development of Blue Ridge from 2016 to 2020. Prior to joining Blue Ridge, Mr. Rucker served as a Production Superintendent for Chesapeake Energy Corporation from January 2014 to October 2016, overseeing Chesapeake’s Utica Shale production. As a member of Chesapeake’s Eastern Division leadership team, Mr. Rucker focused on the safe and efficient optimization of production in the Utica Shale and led an operating team of over 45 employees. During his service at Chesapeake, Mr. Rucker held several engineering positions in the Marcellus and Utica Shale asset teams within reservoir, primarily focused on strategic joint ventures, divestitures, acquisitions and resource development planning. Mr. Rucker received his Bachelor of Science degree in Petroleum Engineering from Marietta College and a Master of Business Administration in Energy from Texas Christian University. He serves on the Marietta College Industry Advisory Council and is a member of the Society of Petroleum Engineers.
Michael Sluiter, Senior Vice President of Reservoir Engineering
Mr. Sluiter, 53, joined Gulfport in December 2018 from Noble Energy, Inc., where he held various engineering and leadership positions from March 2007 to November 2018, including Permian Basin Business Unit Manager, Appalachian Reservoir Engineering Supervisor, and Business Development Engineering Advisor. Prior to joining Noble Energy, Mr. Sluiter worked for Santos Ltd., at the Australian headquarters in Adelaide and in Houston, primarily focused on petroleum engineering and planning functions Mr. Sluiter began his career as a wireline field services engineer for Schlumberger, Inc. and holds a Bachelor of Science degree in Chemical Engineering from the University of Sydney, Australia.
Lester Zitkus, Senior Vice President of Land
Mr. Zitkus, 60, has served as Senior Vice President of Land since January 2017 and joined the Company as Vice President of Land in March 2014. Prior to joining the Company, Mr. Zitkus served as an independent consultant from October 2013 to March 2014 and as Vice President of Land for Chesapeake Energy Corporation from May 2007 to October 2013. During his 20-year tenure with Equitable Resources Inc. (now EQT Corp.), he held various positions, including Vice President of Operations and Senior Vice President of Land, between 1987 and 2007. He holds a degree in Mineral Land Management from the University of Evansville. Mr. Zitkus is a member of the American Association of Professional Landmen and Past Regional Director of the Independent Petroleum Association of America.
There are no family relationships among our executive officers or between any executive officer and any member of the Board of Directors. Each executive officer serves at the discretion of the Board of Directors.

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
Historically, the markets for natural gas, oil and NGL have been volatile, and they are likely to continue to be volatile. For example, during 2024, WTI prices ranged from $66.73 to $87.69 per barrel and the Henry Hub spot market price of natural gas ranged from $1.21 to $13.20 per MMBtu. During 2025, WTI prices ranged from $55.44 to $80.73 per barrel and the Henry Hub spot market price of natural gas ranged from $2.65 to $9.86 per MMBtu.
Wide fluctuations in natural gas, oil and NGL prices may result from factors that are beyond our control, including:
•domestic and worldwide supplies of oil, natural gas and NGL, including U.S. inventories of oil and natural gas reserves;
•the level of prices, and expectations about future prices, of oil and natural gas;
•changes in the level of consumer and industrial demand, including impacts from global or national health epidemics and concerns;
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

These factors and the volatility of the energy markets make it extremely difficult to predict future natural gas, oil and NGL price movements with any certainty. Even with natural gas, oil and NGL derivatives currently in place to mitigate price risks associated with a portion of our future cash flows, we have substantial exposure to natural gas prices, and to a lesser extent, oil and NGL prices, in 2026 and beyond. In addition, a prolonged extension of lower prices could reduce the quantities of reserves that we may economically produce. This may result in our having to make substantial downward adjustments to our estimated proved reserves. If this occurs or if our production estimates change or our exploration or development activities are curtailed, full cost accounting rules may require us to write-down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties.
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
Our earnings are exposed to interest rate risk associated with borrowings under our Credit Facility, which is structured under floating rate terms. As such, our interest expense is sensitive to fluctuations in the SOFR benchmark. For the year ended December 31, 2025, amounts borrowed under our Credit Facility bore interest at the weighted average rate of 6.53%. A 1% increase in the average interest rate would increase our interest expense by approximately $1.5 million based on outstanding borrowings under our Credit Facility at December 31, 2025. An increase in our interest rate at the time we have variable interest rate borrowings outstanding under our Credit Facility will increase our costs, which may have a material adverse effect on our results of operations and financial condition. As of December 31, 2025, we did not hedge our interest rate risk.

Our debt and other financial commitments may limit our financial and operating flexibility.
Our total principal debt was approximately $797.0 million at December 31, 2025. We also had various commitments for leases, drilling contracts, derivative contracts, firm transportation, and purchase obligations for services, products and properties. Our financial commitments could have important consequences to our business, including, but not limited to, limiting our ability to fund future working capital and capital expenditures, to engage in future acquisitions or development activities, to pay dividends, to repurchase shares of our common stock, or to otherwise realize the value of our assets and opportunities fully because of the need to dedicate a substantial portion of our cash flows from operations to make payments on our debt or to comply with restrictive terms of our debt. Higher levels of debt may make us more vulnerable to general adverse economic and industry conditions. Additionally, the agreement governing our credit facility and the indentures governing our senior notes contain a number of covenants that impose constraints on us, including requirements to comply with certain financial covenants and restrictions on our ability to dispose of assets, make certain investments, incur liens and additional debt, and engage in consolidations, mergers and acquisitions. A downgrade in our credit rating could significantly increase our collateral requirements for commercial contracts and derivatives and restrict or limit our access to trade credit or capital. If commodity prices decline and we reduce our level of capital spending and production declines or we incur additional impairment expense or the value of our proved reserves declines, we may not be able to incur additional indebtedness, may need to repay outstanding indebtedness and may not be in compliance with the financial covenants in our debt instruments in the future. Refer to “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of this Annual Report on Form 10-K and Note 4 of our consolidated financial statements for more information regarding the financial covenants and our Credit Facility.
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
We use the full cost method of accounting for oil and natural gas operations. Accordingly, all costs, including nonproductive costs and certain general and administrative costs associated with acquisition, exploration and development of oil and natural gas properties, are capitalized. Net capitalized costs are limited to the estimated future net revenues, after income taxes, discounted at 10% per year, from proved oil and natural gas reserves and the cost of the properties not subject to amortization. Such capitalized costs, including the estimated future development costs and site remediation costs, if any, are depleted by an equivalent units-of-production method, converting oil and NGL barrels to gas equivalents at the ratio of one barrel to six Mcf of gas.
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
As of December 31, 2025, we had a net operating loss, or NOL, carryforward of approximately $1.5 billion for federal income tax purposes. If we were to experience an “ownership change,” as determined under IRC Section 382, our ability to offset taxable income arising after the ownership change with NOLs generated prior to the ownership change would be limited, possibly substantially. In general, an ownership change would establish an annual limitation on the amount of our pre-change NOLs we could utilize to offset our taxable income in any future taxable year to an amount generally equal to the value of our stock immediately prior to the ownership change multiplied by the long-term tax-exempt rate for the month in which such ownership change occurs. In general, an ownership change will occur if there is a cumulative increase in our ownership of more than 50 percentage points by one or more “5% shareholders” (as defined in the Internal Revenue Code) at any time during a rolling three-year period.
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
In addition, the oil and gas industry is characterized by rapid technological change and the introduction of new products and services. Competitors that develop or adopt new technologies more quickly may gain a significant advantage, which could require us to incur substantial costs to remain competitive. Some industry participants have greater financial, technical, and personnel resources, enabling them to implement innovations sooner and more effectively than we can. Our ability to respond to these changes in a timely and cost efficient manner is uncertain, and if technologies we rely on become obsolete, our business, financial condition, or results of operations could be materially and adversely affected.

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
As of December 31, 2025, approximately 43% of our total estimated proved reserves were PUDs and may not be ultimately developed or produced. Recovery of PUDs requires significant capital expenditures and successful drilling operations. The reserve data included in the reserve reports audited by an independent petroleum engineering firm assume that substantial capital expenditures are required to develop such reserves. Estimated development costs may not equal our actual costs, development may not occur as scheduled and results may not be as estimated. Delays in the development of our reserves, further decreases in commodity prices or increases in costs to drill and develop such reserves will reduce the future net revenues of our estimated proved undeveloped reserves and may result in some projects becoming uneconomical. If we choose not to develop our PUDs, or if we are not otherwise able to successfully develop them, we will be required to remove them from our reported proved reserves. In addition, under the SEC's reserve reporting rules, because PUDs generally may be booked only if they relate to wells scheduled to be drilled within five years of the date of booking, we may be required to remove any PUDs that are not developed within this five-year time frame.
You should not assume that the present values included in this report represent the current market value of our estimated reserves. In accordance with SEC requirements, the estimates of our present values are based on prices and costs as of the date of the estimates. The price on the date of estimate is calculated as the average natural gas and oil price during the 12 months ending in the current reporting period, determined as the unweighted arithmetic average of prices on the first day of each month within the 12-month period. The December 31, 2025 present value is based on a $3.39 per MMBtu of gas price and a $66.01 per Bbl of oil price, before considering basis differential adjustments. Actual future prices and costs may be materially higher or lower than the prices and costs as of the date of an estimate.
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
Our undeveloped leasehold acreage must be drilled before the lease's expiration date in order to hold the lease by production. In highly competitive markets for leasehold acreage, failure to drill sufficient wells to hold acreage could result in a substantial lease renewal cost or, if renewal is not feasible, loss of our lease and prospective drilling opportunities.
Leases on oil and natural gas properties typically have a term of three to five years, after which they expire unless a lease contains an optional right to extend its term or, prior to expiration, a well is drilled and production of hydrocarbons in paying quantities is established. In addition, many of our oil and natural gas leases require us to drill wells that are commercially productive, and if we are unsuccessful in drilling such wells, we could lose our rights under such leases. Although approximately 84% of our Utica/Marcellus acreage is held by existing production, the remaining acreage is subject to expiration. Of the remaining 16% of our Utica/Marcellus acreage not held by production, approximately 7% will be subject to expiration in 2026, 4% in 2027, 28% in 2028 and approximately 61% thereafter, although a portion of our Utica/Marcellus leases generally grant us the right to extend the term for an additional three or five-year period. Approximately 99% of our SCOOP acreage is held by existing production; the remaining acreage is subject to expiration. Although we seek to actively manage our undeveloped leasehold properties, our drilling plans for these areas are subject to change based upon various factors, including drilling results, oil and natural gas prices, the availability and cost of capital, drilling and production costs, availability of drilling services and equipment, gathering system and pipeline transportation constraints and regulatory approvals. Low commodity prices may cause us to delay our drilling plans and, as a result, lose our right to develop certain leases. The cost to renew expiring leases may increase significantly, and we may not be able to renew such leases on commercially reasonable terms or at all. If we are unable to fund the cost of renewing expiring leases, portions of our leasehold acreage could expire and our actual drilling activities may differ materially from our current expectations, which could adversely affect our business.
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
We are not the operator of all of the properties in which we have an interest and have limited ability to exercise influence over the operations of such non-operated properties or their associated costs. Dependence on the operator and other working interest owners for these projects, and limited ability to influence operations and associated costs, could prevent the realization of targeted returns on capital in drilling or acquisition activities. The success and timing of development and exploration activities on properties operated by others will depend upon a number of factors that will be largely outside of our control, including:
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
The largest purchaser of our oil and natural gas during the year ended December 31, 2025, accounted for approximately 14% of our total natural gas, oil and NGL revenues. If this purchaser or one or more other significant purchasers, is unable to satisfy its contractual obligations, we may be unable to sell such production to other customers on terms we consider acceptable. Further, the inability of one or more of our customers to pay amounts owed to us could adversely affect our business, financial condition, results of operations and cash flows.
The unavailability, high cost or shortages of rigs, equipment, raw materials, supplies, oilfield services or personnel may restrict our operations.
The oil and natural gas industry is cyclical, which can result in shortages of drilling rigs, equipment, raw materials (particularly sand and other proppants), supplies and personnel. When shortages occur, the costs and delivery times of rigs, equipment and supplies increase and demand for and wage rates of qualified drilling rig crews also rise with increases in demand. In accordance with customary industry practice, we rely on independent third-party service providers to provide most of the services necessary to drill new wells. If we are unable to secure a sufficient number of drilling rigs at reasonable costs, our financial condition and results of operations could suffer, and we may not be able to drill all of our acreage before our leases expire. Shortages of and increased costs for drilling rigs, equipment, raw materials (particularly sand and other proppants), supplies, personnel, trucking services, tubulars, fracking and completion services and production equipment could delay or restrict our exploration and development operations, which in turn could impair our financial condition and results of operations.
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
We have contracts with some of our third-party service providers for gathering, processing and transportation services with minimum volume delivery commitments under which we are obligated to pay certain fees on minimum volumes regardless of actual volume throughput. As of December 31, 2025, our aggregate long-term contractual obligation under these agreements was approximately $1.0 billion. These fees could be significant and may have a material adverse effect on our results of operations.
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
Our business has become increasingly dependent on digital technologies to conduct certain exploration, development and production activities. We depend on digital technology to estimate quantities of oil, natural gas and NGL reserves, process and record financial and operating data, analyze seismic and drilling information, and communicate with our customers, employees and third-party partners. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cyber security threats. Our technologies, systems, networks, and those of our vendors, suppliers and other business partners, have been and may become the target of cyberattacks or information security breaches that could result in the unauthorized access to our seismic data, reserves information, customer or employee data or other proprietary or commercially sensitive information could lead to data corruption, communication interruption, or other disruptions in our exploration or production operations or planned business transactions, any of which could have a material adverse impact on our results of operations. If our information technology systems cease to function properly or our cybersecurity is breached, we could suffer disruptions to our normal operations, which may include drilling, completion, production and corporate functions. A cyberattack involving our information systems and related infrastructure, or that of our business associates, could result in supply chain disruptions that delay or prevent the transportation and marketing of our production, non-compliance leading to regulatory fines or penalties, loss or disclosure of, or damage to, our or any of our customers’, suppliers’ or royalty owners' data or confidential information that could harm our business by damaging our reputation, subjecting us to potential financial or legal liability, and requiring us to incur significant costs, including costs to repair or restore our systems and data or to take other remedial steps.
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
Our operations are subject to extensive federal, state, tribal, local and other laws, rules and regulations, including with respect to environmental matters, worker health and safety, wildlife conservation, the gathering and transportation of oil, gas and NGL, conservation policies, reporting obligations, royalty payments, unclaimed property and the imposition of taxes. Such regulations include requirements for permits to drill and to conduct other operations and for provision of financial assurances (such as bonds) covering drilling, completion and well operations. If permits are not issued, or if unfavorable restrictions or conditions are imposed on our drilling or completion activities, we may not be able to conduct our operations as planned. For example, in March 2024, the United States Environmental Protection Agency (“USEPA”) issued its final methane rules to reduce methane emissions from both new and existing oil and natural gas facilities and the Inflation Reduction Act of 2022 (“IRA 2022”) established the Methane Emissions Reduction Program, which imposes a charge on methane emissions from the same facilities, the rule for which was finalized in November 2024. However, the methane emissions charge rule was repealed in February 2025 and the imposition of the charge under the IRA 2022 was postponed until 2034 under the One Big Beautiful Bill Act of July 2025. In December 2025, the USEPA issued a final rule extending several compliance deadlines and timeframes associated with the 2024 methane rules. Further, the BLM issued a final Methane Waste Prevention Rule on April 10, 2024. The rule adds additional requirements for operators on federal and Indian leases and includes new air quality requirements along with waste prevention provisions. In November 2025, BLM announced it will delay enforcement of two provisions of the Waste Prevention Rule that had been scheduled to take effect in December 2025 as it reviews the underlying rule and considers revisions. Litigation challenging the 2024 rule is currently held in abeyance. Constrained supply chain for environmental control devices along with the significant estimated costs of compliance with these new and proposed rules could have a material impact on our operations. We may be required to make large, sometimes unexpected, expenditures to comply with applicable governmental laws, rules, regulations, permits or orders.
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
Pipeline Safety. The pipeline assets owned by our midstream service providers are subject to stringent and complex regulations related to pipeline safety and integrity management. The Pipeline and Hazardous Materials Safety Administration (“PHMSA”) has established a series of rules that require pipeline operators to develop and implement integrity management programs for gas, NGL and condensate transmission pipelines as well as certain low stress pipelines and gathering lines transporting hazardous liquids, such as oil, that, in the event of a failure, could affect “high consequence areas.” Recent PHMSA rules have also extended certain requirements for integrity assessments and leak detections beyond high consequence areas. Further, legislation funding PHMSA through 2023 requires the agency to engage in additional rulemaking to amend the integrity management program, emergency response plan, operation and maintenance manual, and pressure control recordkeeping requirements for gas distribution operators; to create new leak detection and repair program obligations; and to set new minimum federal safety standards for onshore gas gathering lines. At this time, we cannot predict the cost of these requirements or other potential new or amended regulations, but they could be significant, and any such costs incurred by our midstream service providers could result in increased midstream gathering and processing expenses for us. Moreover, violations of pipeline safety regulations by our midstream service providers could result in the imposition of significant penalties which may impact the cost or availability of pipeline capacity necessary for our operations.

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
Hydraulic Fracturing. Several states have adopted or are considering adopting regulations that could impose more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing operations. Several states including New York, Maryland and Vermont, have banned or imposed a moratorium on the use of high-volume hydraulic fracturing. In addition to state laws, some local municipalities have adopted or are considering adopting land use restrictions, such as city ordinances, that may restrict or prohibit the performance of well drilling in general or hydraulic fracturing in particular. There have also been certain governmental reviews that focus on deep shale and other formation completion and production practices, including hydraulic fracturing. Governments may continue to study hydraulic fracturing. We cannot predict the outcome of future studies, but based on the results of these studies to date, federal and state legislatures and agencies may seek to further regulate or even ban hydraulic fracturing activities. In addition, if existing laws and regulations with regard to hydraulic fracturing are revised or reinterpreted or if new laws and regulations become applicable to our operations through judicial or administrative actions, our business, financial condition, results of operations and cash flows could be adversely affected.
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
Climate Change. Continuing political and social attention to the issue of climate change has resulted in legislative, regulatory and other initiatives to reduce greenhouse gas emissions, such as carbon dioxide and methane, and incentivizing energy conservation or the use of alternative energy sources. Policy makers at both the federal and state levels have introduced legislation and proposed new regulations designed to quantify and limit the emission of greenhouse gases through inventories, limitations or taxes on greenhouse gas emissions and encourage consumers to the alternative energy sources. The IRA 2022, both imposes new climate related requirements on oil and gas operations and appropriates significant federal funding for renewable energy initiatives. Also, for the first time ever, the law imposes a fee on GHG emissions from certain facilities. The emissions fee and funding provisions of the IRA 2022 could increase our operating costs and accelerate the transition away from fossil fuels, which could in turn adversely affect our business, results of operations and financial position. Under the Trump Administration, however, there has been a shift away from the previous administration's GHG program. For example, in February 2025, the U.S. House and Senate approved a joint resolution of disapproval under the Congressional Review Act to repeal the methane emissions charge rule, which President Trump signed into law. In September 2025, the USEPA announced a proposal to end the GHG Reporting Program for all sectors except petroleum and natural gas systems (excluding reporting for natural gas distribution, which would also be eliminated under the proposal) and deferring reporting for petroleum and natural gas systems until 2034. In December 2025, the USEPA issued a final rule extending several compliance deadlines and timeframes associated with its 2024 methane rules. On February 12, 2026, the USEPA announced the repeal of its 2009 “Endangerment Finding” under the Clean Air Act, which found that GHGs endanger the public health and welfare of current and future generations and emissions of GHGs from motor vehicles contribute to GHG pollution. The repeal calls into question EPA's authority to regulate GHGs, as well as EPA's prior scientific assessment of climate change risks. Litigation regarding the repeal is anticipated and it is unclear how the repeal will impact EPA's regulation of GHG emissions going forward. However, state and local GHG initiatives may continue despite shifts in the federal approach to climate change.

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
In addition, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this could make it more difficult to secure funding for exploration and production activities. Members of the investment community have also begun to screen companies such as ours for sustainability performance, including practices related to greenhouse gases and climate change, before investing in our common units. Any efforts to improve our sustainability practices in response to these pressures may increase our costs, and we may be forced to implement technologies that are not economically viable to improve our sustainability performance and to meet the specific requirements to perform services for certain customers. If we are unable to meet the sustainability standard or investment, lending, ratings, or voting criteria and policies set by these parties, we may lose investors, investors may allocate a portion of their capital away from us, we may become a target for sustainability-focused activism, our cost of capital may increase, the price of our securities may be negatively impacted, and our reputation may also be negatively affected.
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
Endangered Species. The Endangered Species Act (“ESA”) prohibits the taking of endangered or threatened species or their habitats. While some of our assets and lease acreage may be located in areas that are designated as habitats for endangered or threatened species, we believe that we are in material compliance with the ESA. However, the designation of previously unidentified endangered or threatened species in areas where we intend to conduct construction activity or the imposition of seasonal restrictions on our construction or operational activities could materially limit or delay our plans.

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
Increased attention to sustainability matters may impact our business, financial results, or stock price.
Standards and expectations regarding carbon accounting and the processes for measuring and counting GHG emissions and GHG emission reductions are evolving, and it is possible that our approach to measuring both our emissions and our approaches to reducing emissions may be, either currently by some stakeholders or at some future point, considered inconsistent with common or best practices. A failure to comply with investor or customer expectations and standards, which are evolving, or if we are perceived to not have responded appropriately to the growing concern for sustainability issues, regardless of whether there is a legal requirement to do so, could cause reputational harm to our business, increase our risk of litigation, and could have a material adverse effect on our results of operations.
In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings systems for evaluating companies on their approach to sustainability matters. These ratings are used by some investors to inform their investment and voting decisions. We may take certain actions to improve the sustainability profile of our company and/or products, but we cannot guarantee that such actions will have the desired effect. Unfavorable sustainability ratings may lead to increased negative investor sentiment toward us and our industry and to the diversion of investment to other industries, which could have a negative impact on our stock price and our access to and costs of capital.
Future U.S. and state tax legislation may adversely affect our business, results of operations, financial condition and cash flow.
From time to time, legislation has been proposed that, if enacted into law, would make significant changes to U.S. federal and state income tax laws affecting the oil and gas industry. For example, legislative proposals have been introduced in the U.S. Congress in the past that, if enacted, would (i) eliminate the immediate deduction for intangible drilling and development costs, (ii) repeal the percentage depletion allowance for oil and natural gas properties and (iii) extend the amortization period for certain geological and geophysical expenditures. No accurate prediction can be made as to whether any such legislative changes will be proposed or enacted in the future or, if enacted, what the specific provisions or the effective date of any such legislation would be. In addition, at the state level, legislative changes imposing increased taxes on oil and gas production have periodically been considered in Ohio and Oklahoma. These proposed changes in the U.S. federal and state tax law, if adopted, or other similar changes that would impose additional tax on our activities or reduce or eliminate deductions currently available with respect to natural gas and oil exploration, development or similar activities, could adversely affect our business, results of operations, financial condition and cash flows.

Our business is subject to complex and evolving laws and regulations regarding privacy and data protection.
The regulatory environment surrounding data privacy and protection is constantly evolving and can be subject to significant change. New laws and regulations governing data privacy and the unauthorized disclosure of confidential information pose increasingly complex compliance challenges and potentially elevate our costs as we collect, use, share and store personal data related to royalty owners. Any failure to comply with these laws and regulations could result in significant penalties and legal liability. For example, the California Consumer Privacy Act (“CCPA”), as amended by the California Privacy Rights Act (“CPRA”), establishes certain transparency rules and creates new data privacy rights for individuals, including limitations on our use of certain sensitive personal information and more ability for individuals to control the purposes for which their data is shared with third parties. The CPRA also provides for statutory fines for data security breaches or other CPRA violations. Meanwhile, many other states enacted, and others have considered, privacy laws like the CPRA. We will continue to monitor and assess the impact of these state laws, which may impose substantial penalties for violations, impose significant costs for investigations and compliance, require us to change our business practices, allow private class-action litigation and carry significant potential liability for our business should we fail to comply with any such applicable laws.
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
The interests of these investors may not always coincide with the interests of the other holders of the common stock, and the concentration of control in these investors may limit other stockholders' ability to influence corporate matters. The concentration of ownership and voting power of these investors may also delay, defer or even prevent an acquisition by a third-party or other change of control transactions of our Company. This may make some transactions more difficult or impossible without their support, even if such events are in the best interests of our other stockholders. In addition, the concentration of voting power may adversely affect the trading price and liquidity of the common stock.
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
Enterprise Risk Management
Gulfport increasingly relies on digital technology to optimize our business. As our reliance on technology expands, we are exposed to additional cyber risks, which we focus on assessing, identifying and managing. These risks include, but are not limited to: financial risks, operational risks, safety concerns, employee and owner personal information and violation of data privacy or security laws.

Managing Material Risks & Integrated Overall Risk Management
We take an integrated approach to assessing and identifying cybersecurity risks and threats. At the corporate level, cybersecurity is identified as a key risk within our Enterprise Risk Management (“ERM”) program. Our management of cyber risk is based on the National Institute of Standards and Technology’s (“NIST”) cybersecurity framework combined with the Center for Internet Security’s (“CIS”) control framework.
We utilize a defense-in-depth approach, layering security starting with cloud-based tools through our perimeter all the way to the client and server endpoints with End Point Detection and Response solutions. We continue to invest and align advances in technology to strengthen our security posture. During 2025, our investment focused on continuous improvement in cyber detections for our operations technology environment, threat and vulnerability management and data loss prevention.
Cyber risks and incidents are categorized by severity, evaluated for materiality, responded to based on defined incident response playbooks and then remediated accordingly. We perform organized tabletop exercises to test these practices and identify areas where opportunities for improvement exist.
We acknowledge that—even with advanced security tools—we are only as strong as the people that use our technology. That is why we design phishing simulations and require multiple security training courses for every employee annually. Our partnerships with law enforcement, the Oil and Natural Gas Information Sharing Center and our third-party partners continually mature our cyber program as threats evolve.
Engaging Third Parties on Risk Management
Recognizing the complexity and evolving nature of cybersecurity risk, we leverage strategic external partnerships to assess and mitigate cybersecurity threats. For example, in addition to our security analysts, we partner with third parties that provide 24/7 security operations monitoring, enhancing our response time. We are also audited by third parties for compliance with information security standards and to assess vulnerabilities, providing additional expertise that strengthens our security posture.
Managing Third Party Risk
We recognize the risks associated with the use of vendors, service providers and other third parties that provide information system services to us, process information on our behalf, or have access to our information systems, and we have processes in place to oversee and manage these risks. We maintain ongoing monitoring to ensure compliance with our cybersecurity standards.
Risks from Cybersecurity Incidents
As of December 31, 2025, and for the past five years, we have identified no security incidents or breaches that are material, or likely to be material, to our business strategy, results or financial condition.
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
The information with respect to this Item 3. “Legal Proceedings” is set forth in Note 18 of our consolidated financial statements.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Common Stock
Shares of our common stock are listed on the NYSE under the symbol “GPOR”. See Note 6 of our consolidated financial statements for further discussion of our common stock.
Shareholders
At the close of business on February 11, 2026, there were approximately 34,358 holders of record of our common stock.
Dividends
During the years ended December 31, 2025, 2024 and 2023, the Company has not paid dividends on our common stock. The declaration and payment of any future common stock dividend will be at the full discretion of the Board of Directors and will depend on our financial results, cash requirements, future prospects and other factors deemed relevant by our Board. Our Credit Facility also requires us to meet certain financial covenants at the time dividend payments are made.
During the years ended December 31, 2025, 2024 and 2023, the Company paid $1.7 million, $4.2 million and $4.8 million, respectively, of cash dividends to holders of our preferred stock. During the third quarter of 2025, the Company redeemed its remaining outstanding preferred stock and no cash dividends were paid after September 5, 2025 (the “Redemption Date”).
Issuer Purchases of Equity Securities
In November 2021, the Company's Board of Directors approved the Repurchase Program to acquire up to $100 million of common stock, which has subsequently been increased up to $1.5 billion and extended through December 31, 2026. Purchases under the Repurchase Program may be made from time to time in open market or privately negotiated transactions, and will be subject to available liquidity, market conditions, credit agreement restrictions, applicable legal requirements, contractual obligations and other factors. The Repurchase Program does not require the Company to acquire any specific number of shares of common stock. The Company intends to purchase shares under the Repurchase Program with available funds while maintaining sufficient liquidity to fund its capital development program. The Repurchase Program may be suspended from time to time, modified, extended or discontinued by the Board of Directors at any time. As of December 31, 2025, the Company had repurchased 7.4 million shares for $920.4 million at a weighted average price of $125.19 per share since the inception of the Repurchase Program.
The following table provides a summary of our common stock repurchase activity for the three months ended December 31, 2025:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Approximate maximum dollar value of shares that may yet be purchased under the plans or programs
October 1 - October 31	179,419	$183.93	179,419	$681,611,000
November 1 - November 30	219,614	$209.46	219,614	$635,611,000
December 1 - December 31	265,630	$210.83	265,617	$579,611,000
Total	664,663	$203.11	664,650
_____________________
(1)    We repurchased and canceled 13 shares of our common stock at a weighted average price of $201.85 to satisfy tax withholding requirements incurred upon the vesting of restricted stock unit awards during December 2025.
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
The performance graph below illustrates changes over the period of May 19, 2021, through December 31, 2025, in cumulative total stockholder return on the common stock as measured against the cumulative total return of the S&P 500 Index and the S&P Oil & Gas Exploration and Production Index. The graph tracks the performance of a $100 investment in our common stock and in each index (with the reinvestment of all dividends for the index securities) from May 19, 2021, to December 31, 2025.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis represents management’s perspective of our business, financial condition and overall performance. This information is intended to provide investors with an understanding of our past performance, current financial condition and outlook for the future and should be read in conjunction with Item 8. “Financial Statements and Supplementary Data” of this report. The following information updates the discussion of Gulfport's financial condition provided in its 2024 Annual Report on Form 10-K filing and compares the results of operations for the year ended December 31, 2025 to the year ended December 31, 2024. Discussions of our results from 2023 to 2024 that are not included in this Form 10-K can be found in “Management's Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2024.

Overview
Gulfport is an independent natural gas-weighted exploration and production company with assets primarily located in the Appalachia and Anadarko basins. Our principal operations target the Utica and Marcellus formations in eastern Ohio and the SCOOP Woodford and Springer formations in central Oklahoma. Our strategy is to develop our assets in a safe, environmentally responsible manner, while generating sustainable cash flow, improving margins and operating efficiencies and returning capital to shareholders. To accomplish these goals, we generally allocate capital to projects we believe offer the highest rate of return and we deploy leading drilling and completion techniques and technologies in our development efforts.
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
During the year ended December 31, 2025, the Company repurchased 1.8 million shares for $336.3 million at a weighted average price of $188.65 per share. As of December 31, 2025, the Company repurchased 7.4 million shares for $920.4 million at a weighted average price of $125.19 per share since the inception of the Repurchase Program.
Credit Facility
On October 30, 2025, the Company entered into the Borrowing Base Reaffirmation Agreement and Fifth Amendment to Credit Agreement (the “Fifth Amendment”). The facility provides for a borrowing base of $1.1 billion and aggregate elected commitments of $1.0 billion.
Tariffs and Trading Relationships
In 2025 and 2026, the U.S. government threatened, announced and, in certain cases, rescinded, tariffs on several foreign jurisdictions and imports into the United States, which led, and may continue to lead, to the imposition of retaliatory tariffs and other measures taken by foreign jurisdictions. There is significant uncertainty as to the scope and durability of existing and future tariff measures, as well as the ultimate effects of the tariffs on economic conditions.
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

2025 Operational and Financial Highlights
During 2025, we had the following notable achievements:
•Reported total net production of 1,039 MMcfe per day.
•Generated $803.2 million of operating cash flows.
•Turned to sales 32 gross operated (31.8 net) wells.
•Redeemed outstanding preferred stock, simplifying our capital structure and eliminating future dividend obligations on the preferred stock.
•Expanded common share repurchase program to $1.5 billion and returned $336.3 million to shareholders through the repurchase of 1.8 million shares (including the underlying shares of common stock into which the preferred stock was convertible) at a weighted average price of $188.65 per share.
•Maintained a strong balance sheet and low financial leverage, exiting the year with total liquidity of $806.1 million.
•Achieved MIQ certification for all Appalachia assets for the third consecutive year.
•Reported year-end estimated net proved reserves of 4.3 Tcfe.
Business and Industry Outlook
The Company's primary focus going into 2026 is its continued attention on reducing cycle times and operating costs to improve margins and ultimately enhance our expected free cash flow generation. Throughout the year, we plan to maintain capital discipline, prioritizing free cash flow generation and preserving our strong financial position, while returning capital to shareholders and increasing our resource depth through incremental leasehold opportunities.
In 2025, natural gas prices continued to be volatile as spot prices ranged from $2.65 to $9.86 per MMBtu. Henry Hub averaged $3.52 per MMBtu in 2025 vs $2.19 per MMBtu in 2024. As we look into 2026, we expect continued volatility in natural gas prices. To mitigate our exposure to commodity market volatility and to help provide a level of certainty around our financial strength, we have entered into a combination of natural gas swaps and collars, representing approximately 52% of our expected 2026 gas production, at an average floor price of $3.74 per Mcf.
Our 2026 capital expenditure program is expected to be in a range of $400 million to $430 million, including $35 million to $40 million on maintenance land and seismic investments.

Results of Operations
Comparison of the Year Ended December 31, 2025 and 2024
We reported net income of $427.8 million for the year ended December 31, 2025, compared to a net loss of $261.4 million for the year ended December 31, 2024. The material changes that led to the increase in net income are further discussed by category on the following pages. Some totals and changes throughout the below section may not sum or recalculate due to rounding.
Natural Gas, Oil and Condensate and NGL Production and Pricing (sales totals in thousands)

	Year Ended December 31, 2025	Year Ended December 31, 2024
Natural gas (MMcf/day)
Utica & Marcellus production volumes	777	810
SCOOP production volumes	150	157
Total production volumes	927	968
Total sales	$1,056,429	$714,160
Average price without the impact of derivatives ($/Mcf)	$3.12	$2.02
Impact from settled derivatives ($/Mcf)	$0.14	$0.80
Average price, including settled derivatives ($/Mcf)	$3.26	$2.82

Oil and condensate (MBbl/day)
Utica & Marcellus production volumes	5	2
SCOOP production volumes	1	2
Total production volumes	6	4
Total sales	$133,644	$101,589
Average price without the impact of derivatives ($/Bbl)	$59.12	$69.64
Impact from settled derivatives ($/Bbl)	$4.04	$0.11
Average price, including settled derivatives ($/Bbl)	$63.16	$69.75

NGL (MBbl/day)
Utica & Marcellus production volumes	6	3
SCOOP production volumes	6	8
Total production volumes	12	10
Total sales	$133,454	$112,855
Average price without the impact of derivatives ($/Bbl)	$29.30	$29.56
Impact from settled derivatives ($/Bbl)	$(0.07)	$(0.56)
Average price, including settled derivatives ($/Bbl)	$29.23	$29.00

Total (MMcfe/day)
Utica & Marcellus production volumes	841	842
SCOOP production volumes	197	212
Total production volumes	1,039	1,054
Total sales	$1,323,527	$928,604
Average price without the impact of derivatives ($/Mcfe)	$3.49	$2.41
Impact from settled derivatives ($/Mcfe)	$0.15	$0.73
Average price, including settled derivatives ($/Mcfe)	$3.64	$3.14

	Year Ended December 31, 2025	Year Ended December 31, 2024	% Change
Natural gas	$1,056,429	$714,160	48%
Oil and condensate	133,644	101,589	32%
NGL	133,454	112,855	18%
Total natural gas, oil and condensate and NGL sales	$1,323,527	$928,604	43%
The increase in natural gas sales without the impact of derivatives when comparing the year ended December 31, 2025, to the year ended December 31, 2024, was primarily due to a 55% increase in realized natural gas prices, partially offset by a 4% decrease in sales volumes. The realized price change was primarily driven by the increase in the average Henry Hub gas index from $2.27 per Mcf in the year ended December 31, 2024, to $3.43 per Mcf during the year ended December 31, 2025. The 4% decrease in natural gas production was primarily due to natural declines partially offset by our 2024 and 2025 development programs and the impact of unplanned, third-party midstream outages and constraints.
The increase in oil and condensate sales without the impact of derivatives when comparing the year ended December 31, 2025, to the year ended December 31, 2024, was due to a 55% increase in sales volumes, partially offset by a 15% decrease in realized oil prices. The 55% increase in oil and condensate production was primarily due to commencement of sales on new wells targeting the Utica and Marcellus liquids windows. The realized price change was primarily driven by the decrease in the average WTI crude index from $75.72 per barrel in the year ended December 31, 2024, to $64.81 per barrel during the year ended December 31, 2025.
The increase in NGL sales without the impact of derivatives when comparing the year ended December 31, 2025, to the year ended December 31, 2024, was due to a 19% increase in NGL sales volumes, partially offset by a 1% decrease in realized prices. The 19% increase in NGL production was primarily due to commencement of sales on new wells targeting the Utica and Marcellus liquids windows.
Natural Gas, Oil and NGL Derivatives (in thousands)
The total natural gas, oil and NGL volumes hedged for the year ended December 31, 2025 and 2024, represented approximately 73% and 80%, respectively, of our total sales volumes for the applicable year.

	Year Ended December 31, 2025	Year Ended December 31, 2024
Natural gas derivatives - fair value gains (losses)	$39,010	$(251,019)
Natural gas derivatives - settlement gains	47,705	284,626
Total gains on natural gas derivatives	86,715	33,607

Oil and condensate derivatives - fair value (losses) gains	(3,468)	2,351
Oil and condensate derivatives - settlement gains	9,124	166
Total gains on oil and condensate derivatives	5,656	2,517

NGL derivatives - fair value gains (losses)	7,017	(4,442)
NGL derivatives - settlement losses	(332)	(2,155)
Total gains (losses) on NGL derivatives	6,685	(6,597)

Total gains on natural gas, oil and NGL derivatives	$99,056	$29,527

We recognize fair value changes on our natural gas, oil and NGL derivative instruments in each reporting period. The changes in fair value resulted from new positions and settlements that occurred during each period, as well as the relationship between contract prices and the associated forward curves. The change in the total gain for the year ended December 31, 2025 compared to the year ended December 31, 2024, was primarily the result of changes in futures pricing for oil, natural gas, and NGLs during each period. The net fair value gains of our hedging program totaled $42.6 million for the year ended December 31, 2025 compared to losses of $253.1 million for the year ended December 31, 2024. Settlement gains (losses) in the table above represent realized cash gains or losses to the instruments described in Note 12 of our consolidated financial statements. Our hedging program generated cash receipts of $56.5 million for the year ended December 31, 2025, compared to cash receipts of $282.6 million for the year ended December 31, 2024.
Lease Operating Expenses (in thousands, except per unit)

	Year Ended December 31, 2025	Year Ended December 31, 2024	% Change
Lease operating expenses
Utica & Marcellus	$61,661	$48,321	28%
SCOOP	22,581	21,791	4%
Total lease operating expenses	$84,242	$70,112	20%

Lease operating expenses per Mcfe
Utica & Marcellus	$0.20	$0.16	25%
SCOOP	0.31	0.28	11%
Total lease operating expenses per Mcfe	$0.22	$0.18	22%
The increase in total LOE and per unit LOE for the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily the result of an increase in water hauling, repairs and maintenance and labor expenses in our Utica operations.
Taxes Other Than Income (in thousands, except per unit)

	Year Ended December 31, 2025	Year Ended December 31, 2024	% Change
Production taxes	$21,408	$19,385	10%
Property taxes	5,527	8,174	(32)%
Other	2,973	2,178	37%
Total taxes other than income	$29,908	$29,737	1%
Total taxes other than income per Mcfe	$0.08	$0.08	—%
The total and per unit taxes other than income for the year ended December 31, 2025, compared to the year ended December 31, 2024, remained consistent.
Transportation, Gathering, Processing and Compression (in thousands, except per unit)

	Year Ended December 31, 2025	Year Ended December 31, 2024	% Change
Transportation, gathering, processing and compression	$358,938	$351,237	2%
Transportation, gathering, processing and compression per Mcfe	$0.95	$0.91	4%
Transportation, gathering, processing and compression for the year ended December 31, 2025, compared to the year ended December 31, 2024, increased on a total and per unit basis primarily as a result of an increase in the proportion of natural gas liquids and oil and condensate production.

Depreciation, Depletion and Amortization (in thousands, except per unit)

	Year Ended December 31, 2025	Year Ended December 31, 2024	% Change
Depreciation, depletion and amortization of oil and gas properties	$302,024	$324,078	(7)%
Depreciation, depletion and amortization of other property and equipment	2,138	1,645	30%
Total depreciation, depletion and amortization	$304,162	$325,723	(7)%
Total depreciation, depletion and amortization per Mcfe	$0.80	$0.84	(5)%
The total and per unit depreciation, depletion and amortization of our oil and gas properties for the year ended December 31, 2025, compared to the year ended December 31, 2024, decreased primarily due to a lower depletion rate resulting from a decline in our amortization base from the full cost ceiling test impairments recorded during 2024, combined with a decrease in our production. Our production decreased primarily due to natural declines and the impact of unplanned, third-party midstream outages and constraints, partially offset by our 2024 and 2025 development programs.
Impairment of Oil and Natural Gas Properties
At September 30, 2024 and December 31, 2024, the net book value of our oil and gas properties exceeded the calculated ceiling. As a result, we recorded a non-cash ceiling test impairment of $30.5 million in the third quarter and $342.7 million in the fourth quarter of 2024. The impairments resulted from declines in the full cost ceiling, which primarily resulted from the significant decrease in the 12-month average trailing price for natural gas. The 12-month average trailing price for natural gas in the third quarter and fourth quarter of 2024 was $2.21 per MMBtu and $2.13 MMBtu, respectively.
We did not incur an impairment of oil and natural gas properties during any quarter in 2025.
General and Administrative Expenses (in thousands, except per unit)

	Year Ended December 31, 2025	Year Ended December 31, 2024	% Change
General and administrative expenses, gross	$84,004	$82,478	2%
Reimbursed from third parties	(16,269)	(14,582)	12%
Capitalized general and administrative expenses	(25,247)	(25,338)	—%
General and administrative expenses, net	$42,488	$42,558	—%
General and administrative expenses, net per Mcfe	$0.11	$0.11	—%
The increase in total and per unit general and administrative expenses for the year ended December 31, 2025, compared to the year ended December 31, 2024, was primarily driven by increases in employee compensation and legal expense related to the matters disclosed in Note 18 of our consolidated financial statements.

Interest Expense (in thousands, except per unit)

	Year Ended December 31, 2025	Year Ended December 31, 2024	% Change
Interest on 2026 Senior Notes	$777	$31,417	(98)%
Interest on 2029 Senior Notes	43,875	13,163	233%
Interest on Credit Facility	9,390	14,143	(34)%
Amortization of loan costs	5,258	4,208	25%
Capitalized interest	(6,154)	(4,771)	29%
Other	1,131	1,822	(38)%
Total interest expense	$54,277	$59,982	(10)%
Interest expense per Mcfe	$0.14	$0.16	(13)%
Total interest expense for the year ended December 31, 2025, decreased 10% compared to the year ended December 31, 2024. The decrease was primarily due to lower borrowings and a reduced interest rate on our Credit Facility. In the third quarter of 2024, we retired the 2026 Senior Notes and issued the 2029 Senior Notes. Although the interest rate on the 2029 Senior Notes is lower than that of the 2026 Senior Notes, the higher principal balance largely offset the effect of the lower interest rate, resulting in little overall impact on interest expense between periods. We capitalized $6.2 million of interest during the period, compared to $4.8 million in the prior year. See Note 4 of our consolidated financial statements for further details regarding our Credit Facility, issuance of the 2029 Senior Notes and retirement of the 2026 Senior Notes.
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
Income Taxes
On July 4, 2025, the OBBBA, which includes a broad range of tax reform provisions, was signed into law in the United States. We completed our assessment of the OBBBA's provision and incorporated the applicable impacts into our current tax expense and deferred tax assets and liabilities. The provisions did not have a significant effect on the Company’s tax positions for the current period.
For the year ended December 31, 2025, our effective tax rate was 21.26% and an income tax expense of $115.5 million. For the year ended December 31, 2024, our effective tax rate was 17.66% and an income tax benefit of $56.1 million. See Note 10 of our consolidated financial statements for further discussion of our income tax expense.
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
For the year ended December 31, 2025, our primary sources of capital resources and liquidity have consisted of internally generated cash flows from operations and access to the debt markets, and our primary uses of cash have been for development of our oil and natural gas properties, share repurchases, interest payments, dividend payments on our preferred stock and discretionary acreage acquisitions.

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
As of December 31, 2025, we had $1.8 million of cash and cash equivalents compared to $1.5 million as of December 31, 2024, and a net working capital deficit of $115.9 million as of December 31, 2025, compared to net working deficit of $114.2 million as of December 31, 2024. As of December 31, 2025, our net working capital deficit includes no debt due in the next 12 months. Our total principal amount of funded debt as of December 31, 2025, was $797.0 million compared to $713.7 million as of December 31, 2024. See Note 4 of our consolidated financial statements for further discussion of our debt obligations, including principal and carrying amounts of our senior notes.
As of February 19, 2026, we had $2.1 million of cash and cash equivalents, $219.0 million borrowings under our Credit Facility, $48.7 million of letters of credit outstanding and $650.0 million of outstanding 2029 Senior Notes.
Debt. In May 2025, we redeemed the remaining $25.7 million principal amount of our 8.00% senior unsecured notes due 2026 at par. As of December 31, 2025, we had $650.0 million of our 6.75% senior unsecured notes due 2029, which is classified as long‑term on our consolidated balance sheet. Based on amounts outstanding at year‑end, anticipated annual cash interest payments on our fixed‑rate debt total approximately $43.9 million. In October 2025, we entered into the Fifth Amendment to our Credit Agreement, which reaffirmed the borrowing base at $1.1 billion and maintained elected commitments at $1.0 billion, with a maturity date of September 12, 2028. As of December 31, 2025, we had $147.0 million of borrowings outstanding, no letters of credit issued, and were in compliance with all financial covenants. At year‑end, we had approximately $804.3 million of availability under the Credit Facility, which remains subject to semi‑annual borrowing base redeterminations based primarily on projected future cash flows, with the next scheduled redetermination occurring in the spring of 2026.
We may continue to use a combination of cash, borrowings and issuances of our common stock or other securities to retire our outstanding debt through privately negotiated transactions, open market repurchases, tender offers or otherwise, but we are under no obligation to do so.
See Note 4 of our consolidated financial statements for additional discussion of our outstanding debt.
Dividends on Preferred Stock. As discussed in Note 5 of our consolidated financial statements, holders of preferred stock were entitled to receive cumulative quarterly dividends at a rate of 10% per annum of the Liquidation Preference with respect to cash dividends and 15% per annum of the Liquidation Preference with respect to dividends paid in kind as additional shares of preferred stock (“PIK Dividends”). We had the option to pay either cash dividends or PIK Dividends on a quarterly basis. On September 5, 2025, the Company redeemed all of its outstanding preferred stock. During the years ended December 31, 2025 and 2024, the Company paid $1.7 million and $4.2 million, respectively, of cash dividends to holders of our preferred stock. No cash dividends were paid after the Redemption Date.
Supplemental Guarantor Financial Information. The 2029 Senior Notes are guaranteed on a senior unsecured basis by Gulfport and certain of Gulfport’s wholly owned subsidiaries (collectively, the “2029 Senior Notes Guarantors” and, together with the 2026 Senior Notes Guarantors, the “Guarantors”) and certain future subsidiaries of Gulfport that become borrowers or guarantors under any credit agreement with an aggregate principal amount outstanding or commitment amount in excess of $15 million. The 2029 Senior Notes Guarantors are 100% owned by the Parent, and the guarantees are full, unconditional, joint and several. There are no significant restrictions on the ability of the Parent or the 2029 Senior Notes Guarantors to obtain funds from each other in the form of a dividend or loan. The guarantees rank (i) senior in right of payment to any future subordinated indebtedness of Gulfport Operating or the 2029 Senior Notes Guarantors, (ii) pari passu in right of payment with all existing and future unsecured senior indebtedness of Gulfport Operating or the 2029 Senior Notes Guarantors, (iii) effectively junior to any secured indebtedness of Gulfport Operating or the 2029 Senior Notes Guarantors, including indebtedness under the credit agreement, to the extent of the value of the collateral securing such indebtedness, and (iv) structurally subordinated in right of payment to all indebtedness and other liabilities of Gulfport Operating’s subsidiaries that are not 2029 Senior Notes Guarantors.

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
Subsequent to December 31, 2025 and as of February 19, 2026, we entered into the following natural gas, oil, and NGL derivative contracts:

Period	Type of Derivative Instrument	Index	Daily Volume	Weighted Average Price
Natural Gas			(MMBtu/d)	($/MMBtu)
2026	Swaps	NYMEX Henry Hub	36,603	$3.86
2027	Swaps	NYMEX Henry Hub	40,000	$3.80
2027	Basis Swaps	TETCO M2	50,000	$(0.80)
2027	Basis Swaps	Rex Zone 3	30,000	$(0.22)
2027	Basis Swaps	NGPL TXOK	30,000	$(0.34)
Oil			(Bbl/d)	($/Bbl)
2026	Costless Collars	NYMEX WTI	1,125	$55.00 / $71.18
2027	Costless Collars	NYMEX WTI	300	$55.00 / $68.00
Contractual and Commercial Obligations. The following table sets forth our contractual and commercial obligations at December 31, 2025 (in thousands):

	Payment due by period
Contractual Obligations	Total	2026	2027-2028	2029-2030	2031 and Thereafter
Long-term debt(1):
Principal	$797,000	$—	$147,000	$650,000	$—
Interest	200,084	53,048	103,161	43,875	—
Firm transportation and gathering contracts(2)	1,037,663	138,975	269,992	253,586	375,110
Other operational commitments(3)	16,409	16,409	—	—	—
Operating lease liabilities(4)	571	561	10	—	—
Total contractual cash obligations(5)	$2,051,727	$208,993	$520,163	$947,461	$375,110
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

Off-balance Sheet Arrangements. We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of December 31, 2025, our material off-balance sheet arrangements and transactions include $48.7 million in letters of credit outstanding against our Credit Facility and $45.3 million in surety bonds issued. Both the letters of credit and surety bonds are being used as financial assurance, primarily for certain firm transportation agreements. Additionally, the Company entered into various contractual commitments to purchase material and services to be used in future drilling and completion activities. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources. See Note 17 of our consolidated financial statements for further discussion of the various financial guarantees we have issued.
Capital Expenditures. Our capital expenditures have historically been related to the execution of our drilling and completion activities in addition to certain lease acquisition activities. Our capital investment strategy is focused on prudently developing our existing properties to generate sustainable cash flow considering current and forecasted commodity prices. For the year ended December 31, 2025, the Company's incurred capital expenditures totaled $526.1 million related to operated activities, of which $428.4 million related to drilling and completion activities, $34.8 million related to maintenance leasehold and land investment and $62.9 million related to discretionary acreage acquisitions.
Our drilling and completion capital expenditures for 2026 are currently estimated to be in the range of $365 million to $390 million. Also, we currently expect to spend approximately $35 million to $40 million in 2026 for maintenance land and seismic investments, primarily focused on near-term drilling programs and facilitating increases in our working interests and lateral footage in units we plan to drill in 2026, 2027 and 2028. We expect this capital program to result in approximately 1.030 to 1.055 Bcfe per day of production in 2026.
Commodity Price Risk. The volatility of the energy markets makes it extremely difficult to predict future oil and natural gas price movements with any certainty. During 2025, WTI prices ranged from $55.44 to $80.73 per barrel and the Henry Hub spot market price of natural gas ranged from $2.65 to $9.86 per MMBtu. During 2024, WTI prices ranged from $66.73 to $87.69 per barrel and the Henry Hub spot market price of natural gas ranged from $1.21 to $13.20 per MMBtu. If the prices of oil and natural gas continue to be volatile, our operations, financial condition and level of expenditures for the development of our oil and natural gas reserves may be materially and adversely affected. In addition, lower oil and natural gas prices may reduce the amount of oil and natural gas that we can produce economically. This may result in our having to make substantial downward adjustments to our estimated proved reserves. If this occurs or if our production estimates change or our exploration or development activities are curtailed, full cost accounting rules may require us to write-down, as a non-cash charge to earnings, the carrying value of our oil and natural gas properties. Reductions in commodity prices and/or our reserves could also negatively impact the borrowing base under our revolving credit facility, which could limit our liquidity and ability to fund development activities.
See Item 7A. “Quantitative and Qualitative Disclosures about Market Risk” for further information regarding our open derivative instruments at December 31, 2025.

Sources and Uses of Cash
The following table presents the major changes in cash and cash equivalents for the year ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024
Net cash provided by operating activities	$803,193	$650,033
Additions to oil and natural gas properties	(527,569)	(454,098)
Debt activity, net	83,298	32,761
Debt issuance and loan commitment fees	(35)	(14,933)
Repurchases of common stock	(304,961)	(184,477)
Redemption of preferred stock	(32,423)	—
Net cash payments on performance vesting restricted stock units	(12,297)	—
Dividends on preferred stock	(1,666)	(4,230)
Shares exchanged for tax withholdings	(5,579)	(23,614)
Other	(1,621)	(1,898)
Net change in cash and cash equivalents	$340	$(456)
Cash and cash equivalents at end of period	$1,813	$1,473
Net cash provided by operating activities. Net cash provided by operating activities was $803.2 million for the year ended December 31, 2025, compared to $650.0 million for the year ended December 31, 2024. The increase was primarily the result of a increase in our natural gas revenues.
Additions to oil and natural gas properties. During the year ended December 31, 2025, we spud 24 gross (23.9 net) operated wells and commenced sales from 30 gross (30.0 net) operated wells targeting the Utica and Marcellus formations for a total cost incurred of approximately $401.0 million. During the year ended December 31, 2025, we did not spud any operated wells and commenced sales from 2 gross (1.8 net) operated wells in the SCOOP for a total incurred cost of approximately $27.5 million. Additionally, the Company incurred $34.8 million related to maintenance leasehold and land investment and $62.9 million related to discretionary acreage acquisitions.
Drilling and completion costs discussed above reflect incurred costs while drilling and completion costs presented in the table below reflect cash payments for drilling and completions. Incurred capital expenditures and cash capital expenditures may vary from period to period due to the cash payment cycle. Cash capital expenditures for the year ended December 31, 2025 and 2024, were as follows (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024
Oil and Natural Gas Property Cash Expenditures:
Drilling and completion costs	$404,239	$325,129
Leasehold acquisitions	95,610	102,630
Other	27,720	26,339
Total oil and natural gas property expenditures	$527,569	$454,098
Debt activity, net. During the year ended December 31, 2025, the Company had $1.4 billion and $1.2 billion in borrowings and repayments, respectively, on its Credit Facility. In May 2025, the Company redeemed the remaining $25.7 million principal amount of its 2026 Senior Notes at par. As of February 19, 2026, the Company had $219.0 million in borrowings outstanding on its Credit Facility.
Debt issuance and loan commitment fees. During the year ended December 31, 2024, the Company incurred $14.9 million of debt issuance and loan commitment fees, related to the issuance of the 2029 Senior Notes and the Fourth Amendment to the Credit Facility. See Note 4 of our consolidated financial statements for further discussion of the long-term debt activity.

Repurchases of common stock. During the year ended December 31, 2025, the Company repurchased 1.8 million shares for approximately $336.3 million under the Repurchase Program at a weighted average price of $188.65 per share. For the same period in 2024, the Company repurchased 1.2 million shares for $184.5 million at a weighted average price of $153.35 per share.
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
Net cash payments on performance vesting restricted stock units. During the year ended December 31, 2025, the Company settled certain performance vesting restricted stock units awards that were granted in 2022 in cash for $12.3 million, as discussed in Note 7 of our consolidated financial statements.
Dividends on preferred stock. During the year ended December 31, 2025, the Company paid $1.7 million of cash dividends to holders of our preferred stock compared to $4.2 million in the year ended December 31, 2024. No cash dividends were paid after the Redemption Date.
Shares exchanged for tax withholdings. During the year ended December 31, 2025, the Company paid $5.6 million of shares exchanged for tax withholdings compared to $23.6 million in the year ended December 31, 2024. The decrease was primarily due to lower aggregate fair value of vested awards as discussed in Note 7 of our consolidated financial statements.

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
Two primary factors impacting this test are reserve estimates and the unweighted arithmetic average of the prices on the first day of each month within the 12-month period ended December 31, 2025. Downward revisions to estimates of oil and natural gas reserves and/or unfavorable prices can have a material impact on the present value of estimated future net revenues. Any excess of the net book value, less deferred income taxes, is generally written off as an expense. The Company did not record an impairment of its oil and natural gas properties for the year ended December 31, 2025 and recognized ceiling test impairments of $373.2 million during 2024. See Oil and Natural Gas Properties in Note 1 of our consolidated financial statements for further information on the full cost method of accounting.
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
Our general strategy for protecting short-term cash flow and attempting to mitigate exposure to adverse natural gas, oil and NGL price changes is to hedge into strengthening natural gas, oil and NGL futures markets when prices reach levels that management believes provide reasonable risk-adjusted rates of return and protect the financial position of the Company. Information we consider in forming an opinion about future prices includes general economic conditions, industrial output levels and expectations, producer breakeven cost structures, liquefied natural gas trends, oil and natural gas storage inventory levels, industry decline rates for base production and weather trends. Executive management is involved in all risk management activities and the Board of Directors reviews our derivative program at its quarterly board meetings.
We use derivative instruments to achieve our risk management objectives, including swaps, options and costless collars. All of these are described in more detail below. We typically use swaps for a large portion of the oil and natural gas price risk we hedge. We have also sold calls in the past to take advantage of premiums associated with market price volatility.
We determine the notional volume potentially subject to derivative contracts by reviewing our overall estimated future production levels, which are derived from extensive examination of existing producing reserve estimates and estimates of estimated production from new drilling. Production forecasts are updated at least monthly and adjusted if necessary to actual results and activity levels. We do not enter into derivative contracts for volumes in excess of our share of forecasted production. The actual fixed prices on our derivative instruments is derived from the reference prices from third-party indices such as NYMEX. All of our commodity derivative instruments are net settled based on the difference between the fixed price as stated in the contract and the floating price, resulting in a net amount due to or from the counterparty.
We review our derivative positions continuously and if future market conditions change and prices are at levels we believe could jeopardize the effectiveness of a position, we mitigate this risk by either negotiating a cash settlement with our counterparty, restructuring the position or entering a new trade that effectively reverses the current position. The factors we consider in closing or restructuring a position before the settlement date are consistent with those we review when deciding to enter the original derivative position.

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
As of December 31, 2025, our natural gas, oil and NGL derivative instruments consisted of the following types of instruments:
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
Our hedge arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or commodity prices increase. At December 31, 2025, we had a net asset derivative position of $29.7 million, compared to a net liability derivative position of $12.9 million as of December 31, 2024. Utilizing actual derivative contractual volumes, a 10% increase in underlying commodity prices would have decreased our asset by approximately $80.9 million, while a 10% decrease in underlying commodity prices would have increased our asset by approximately $80.9 million. However, any realized derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument. For more information regarding the Company's commodity derivative transactions, refer to Note 12 of our consolidated financial statements.
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
Interest Rate Risk. Our Credit Facility is structured under floating rate terms, as advances under these facilities may be in the form of either base rate loans or term benchmark loans. As such, our interest expense is sensitive to fluctuations in the prime rates in the United States or, if the term benchmark rates are elected, the term benchmark rates. At December 31, 2025, we had $147.0 million in borrowings outstanding under our Credit Facility which bore interest at the weighted average rate of 6.53% for the year ended December 31, 2025. A 1% increase in the average interest rate would increase interest expense by approximately $1.5 million based on outstanding borrowings under our Credit Facility at December 31, 2025. As of December 31, 2025, we did not have any interest rate swaps to hedge our interest risks.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
Board of Directors and Stockholders
Gulfport Energy Corporation
Opinion on the financial statements
We have audited the accompanying consolidated balance sheets of Gulfport Energy Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”), and our report dated February 25, 2026 expressed an unqualified opinion.
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
Depreciation, depletion and amortization expense and potential impairment of oil and natural gas properties impacted by the Company’s estimation of proved reserves
As described further in Note 1 and Note 3 to the consolidated financial statements, the Company uses the full cost method of accounting for oil and natural gas properties. This accounting method requires management to make estimates of proved reserves and related future net cash flows to compute and record depreciation, depletion, and amortization, as well as to assess potential impairment of oil and natural gas properties (the full cost ceiling test). To estimate the volume of proved oil and natural gas reserve quantities, management makes significant estimates and assumptions including forecasting the production decline rate of producing properties and forecasting the volume of production associated with the Company’s development plan for proved undeveloped properties. In addition, the estimation of proved reserves is also impacted by management’s judgments and estimates regarding the financial performance of wells associated with those proved reserves to determine if wells are expected to be economical under the appropriate pricing assumptions that are required in the estimation of proved reserves. We identified the estimation of proved reserves as it relates to the recognition of depreciation, depletion, and amortization expense and the assessment of potential impairment as a critical audit matter.
The principal consideration for our determination that the estimation of proved reserves is a critical audit matter in that relatively minor changes in certain inputs and assumptions that are necessary to estimate the volume and future cash flows of the Company’s proved reserves could have a significant impact on the measurement of depreciation, depletion, and amortization expense and the assessment of potential impairment. In turn, auditing those inputs and assumptions required subjective and complex auditor judgment.
Our audit procedures related to the estimation of proved reserves included the following, among others:
•Tested the design and operating effectiveness of internal controls relating to management’s estimation of proved reserves for the purpose of estimating depreciation, depletion, and amortization expense and assessment of potential impairment for the Company’s oil and natural gas properties.
•Evaluated the independence, objectivity and professional qualifications of the specialists, made inquiries of those reservoir engineers regarding the process followed and judgments made to estimate the Company’s proved reserve volumes and read the report prepared by the Company’s third-party reserve specialist.
•Evaluated significant inputs and assumptions used to determine proved reserve volumes and other cash flow inputs and assumptions, such as historical production, historical pricing differentials, operating costs, estimated future development cost, and ownership interest for reasonableness. We tested management’s process for determining the assumptions, including examining the underlying support, on a sample basis where applicable. Specifically, our audit procedures involved testing management’s assumptions as follows:
◦Compared the estimated pricing differentials used in the reserve report to realized prices related to revenue transactions recorded in the current year;
◦Tested the estimate of operating costs on a disaggregated basis at year-end and compared to historical operating costs;
◦Tested the model used to determine the future development costs and compared and estimated future development costs used in the reserve report to amounts expended for recently drilled and completed wells, where applicable;
◦Tested the working and net revenue interest used in the reserve report by inspecting land and division order records;
◦Assessed forecasted production estimated by (i) comparing prior year forecasted production amounts to current year actual results and (ii) comparing forecasted production amounts in the current year reserve report to the actual historical production amounts in the current year, in total and for a sample of individual wells;
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
Oklahoma City, Oklahoma
February 25, 2026

GULFPORT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)

	December 31, 2025	December 31, 2024
Assets
Current assets:
Cash and cash equivalents	$1,813	$1,473
Accounts receivable—oil, natural gas, and natural gas liquids sales	184,649	155,942
Accounts receivable—joint interest and other	9,282	8,727
Prepaid expenses and other current assets	7,952	7,086
Short-term derivative instruments	45,155	58,085
Total current assets	248,851	231,313
Property and equipment:
Oil and natural gas properties, full-cost method
Proved oil and natural gas properties	3,902,539	3,349,805
Unproved properties	232,959	221,650
Other property and equipment	13,008	11,291
Total property and equipment	4,148,506	3,582,746
Less: accumulated depletion, depreciation, amortization and impairment	(1,868,481)	(1,564,475)
Total property and equipment, net	2,280,025	2,018,271
Other assets:
Long-term derivative instruments	15,303	6,003
Deferred tax asset	465,738	581,233
Operating lease assets	561	6,099
Other assets	19,062	22,778
Total other assets	500,664	616,113
Total assets	$3,029,540	$2,865,697
Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$342,382	$298,081
Short-term derivative instruments	21,865	41,889
Current portion of operating lease liabilities	550	5,538
Total current liabilities	364,797	345,508
Non-current liabilities:
Long-term derivative instruments	8,916	35,081
Asset retirement obligation	32,912	32,949
Non-current operating lease liabilities	10	561
Long-term debt	788,187	702,857
Total non-current liabilities	830,025	771,448
Total liabilities	1,194,822	1,116,956
Commitments and contingencies (Notes 17 and 18)
Mezzanine equity:
Preferred stock - $0.0001 par value, 110.0 thousand shares authorized, 0 issued and outstanding at December 31, 2025, and 37.3 thousand issued and outstanding at December 31, 2024	—	37,348
Stockholders’ equity:
Common stock - $0.0001 par value, 42.0 million shares authorized, 18.8 million issued and outstanding at December 31, 2025, and 17.8 million issued and outstanding at December 31, 2024	2	2
Additional paid-in capital	—	129,059
Retained earnings	1,834,716	1,582,332
Total stockholders’ equity	1,834,718	1,711,393
Total liabilities, mezzanine equity and stockholders’ equity	$3,029,540	$2,865,697
See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
REVENUES:
Natural gas sales	$1,056,429	$714,160	$831,812
Oil and condensate sales	133,644	101,589	99,854
Natural gas liquid sales	133,454	112,855	119,717
Net gain on natural gas, oil and NGL derivatives	99,056	29,527	740,319
Total revenues	1,422,583	958,131	1,791,702
OPERATING EXPENSES:
Lease operating expenses	84,242	70,112	68,648
Taxes other than income	29,908	29,737	33,717
Transportation, gathering, processing and compression	358,938	351,237	348,631
Depreciation, depletion and amortization	304,162	325,723	319,715
Impairment of oil and natural gas properties	—	373,214	—
General and administrative expenses	42,488	42,558	38,600
Restructuring costs	—	—	4,762
Accretion expense	2,421	2,307	2,782
Total operating expenses	822,159	1,194,888	816,855
INCOME (LOSS) FROM OPERATIONS	600,424	(236,757)	974,847
OTHER EXPENSE (INCOME):
Interest expense	54,277	59,982	57,069
Loss on debt extinguishment	—	13,388	—
Other, net	2,842	7,336	(27,982)
Total other expense	57,119	80,706	29,087
INCOME (LOSS) BEFORE INCOME TAXES	543,305	(317,463)	945,760
INCOME TAX EXPENSE (BENEFIT):
Current	—	—	—
Deferred	115,495	(56,077)	(525,156)
Total income tax expense (benefit)	115,495	(56,077)	(525,156)
NET INCOME (LOSS)	427,810	(261,386)	1,470,916
Dividends on preferred stock	(1,666)	(4,230)	(4,840)
Deemed dividend on preferred stock	(29,986)	—	—
Participating securities - preferred stock	—	—	(212,360)
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$396,158	$(265,616)	$1,253,716
NET INCOME (LOSS) PER COMMON SHARE:
Basic	$21.74	$(14.72)	$67.24
Diluted	$21.48	$(14.72)	$66.46
Weighted average common shares outstanding—Basic	18,223	18,050	18,645
Weighted average common shares outstanding—Diluted	18,440	18,050	18,902
See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Common Stock Held in Reserve		Treasury Stock	Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount
Balance at January 1, 2023	19,097	$2	(62)	$(1,996)	$(286)	$449,243	$381,872	828,835
Net income	—	—	—	—	—	—	1,470,916	1,470,916
Conversion of preferred stock	593	—	—	—	—	8,081	—	8,081
Stock compensation	—	—	—	—	—	13,525	—	13,525
Repurchase of common stock under Repurchase Program	(1,470)	—	—	—	286	(151,912)	—	(151,626)
Issuance of common stock upon vesting of share-based awards	102	—	—	—	—	—	—	—
Common stock withheld for income taxes on share-based awards	(34)	—	—	—	—	(3,207)	—	(3,207)
Dividends on preferred stock	—	—	—	—	—	(4)	(4,840)	(4,844)
Balance at December 31, 2023	18,288	$2	(62)	$(1,996)	$—	$315,726	$1,847,948	$2,161,680
Net loss	—	—	—	—	—	—	(261,386)	(261,386)
Conversion of preferred stock	500	—	—	—	—	6,866	—	6,866
Stock compensation	—	—	—	—	—	16,355	—	16,355
Repurchase of common stock under Repurchase Program	(1,203)	—	—	—	—	(186,271)	—	(186,271)
Issuance of common stock held in reserve	—	—	62	1,996	—	—	—	1,996
Issuance of common stock upon vesting of share-based awards	363	—	—	—	—	—	—	—
Common stock withheld for income taxes on share-based awards	(150)	—	—	—	—	(23,614)	—	(23,614)
Dividends on preferred stock	—	—	—	—	—	(3)	(4,230)	(4,233)
Balance at December 31, 2024	17,798	$2	—	$—	$—	$129,059	$1,582,332	$1,711,393
Net income	—	—	—	—	—	—	427,810	427,810
Conversion of preferred stock	2,555	—	—	—	—	34,899	—	34,899
Redemption of preferred stock	—	—	—	—	—	—	(29,986)	(29,986)
Stock compensation	—	—	—	—	—	18,143	—	18,143
Net cash payments on performance vesting restricted stock units	—	—	—	—	—	(12,297)	—	(12,297)
Repurchase of common stock under Repurchase Program	(1,603)	—	—	—	—	(164,216)	(143,774)	(307,990)
Issuance of common stock upon vesting of share-based awards	91	—	—	—	—	—	—	—
Common stock withheld for income taxes on share-based awards	(31)	—	—	—	—	(5,579)	—	(5,579)
Dividends on preferred stock	—	—	—	—	—	(9)	(1,666)	(1,675)
Balance at December 31, 2025	18,810	$2	—	$—	$—	$—	$1,834,716	$1,834,718
See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Cash flows from operating activities:
Net income (loss)	$427,810	$(261,386)	$1,470,916
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	304,162	325,723	319,715
Impairment of oil and natural gas properties	—	373,214	—
Loss on debt extinguishment	—	13,388	—
Net gain on derivative instruments	(99,056)	(29,527)	(740,319)
Net cash receipts on settled derivative instruments	56,497	282,637	152,199
Deferred income tax expense (benefit)	115,495	(56,077)	(525,156)
Stock-based compensation expense	12,156	10,958	9,480
Other, net	8,599	6,315	7,645
Changes in operating assets and liabilities, net	(22,470)	(15,212)	28,701
Net cash provided by operating activities	803,193	650,033	723,181
Cash flows from investing activities:
Additions to oil and natural gas properties	(527,569)	(454,098)	(537,360)
Proceeds from sale of oil and natural gas properties	150	225	2,659
Other, net	(1,762)	(2,120)	(2,526)
Net cash used in investing activities	(529,181)	(455,993)	(537,227)
Cash flows from financing activities:
Principal payments on Credit Facility	(1,246,000)	(1,036,000)	(998,000)
Borrowings on Credit Facility	1,355,000	956,000	971,000
Issuance of 2029 Senior Notes	—	650,000	—
Early retirement of 2026 Senior Notes	(25,702)	(524,298)	—
Premium paid on 2026 Senior Notes	—	(12,941)	—
Debt issuance costs and loan commitment fees	(35)	(14,933)	(7,068)
Dividends on preferred stock	(1,666)	(4,230)	(4,840)
Redemption of preferred stock	(32,423)	—	—
Repurchase of common stock under Repurchase Program	(279,961)	(105,344)	(108,735)
Repurchase of common stock under Repurchase Program - related party	(25,000)	(79,133)	(40,430)
Net cash payments on performance vesting restricted stock units	(12,297)	—	—
Shares exchanged for tax withholdings	(5,579)	(23,614)	(3,207)
Other, net	(9)	(3)	(4)
Net cash used in financing activities	(273,672)	(194,496)	(191,284)
Net change in cash and cash equivalents	340	(456)	(5,330)
Cash and cash equivalents at beginning of period	1,473	1,929	7,259
Cash and cash equivalents at end of period	$1,813	$1,473	$1,929
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
Principles of Consolidation
The consolidated financial statements include the Company and its wholly-owned subsidiaries, Gulfport Energy Operating Corporation, Gulfport Appalachia LLC, Gulfport MidCon LLC, Puma Resources Inc., Westhawk Minerals LLC, Grizzly Holdings Inc., Mule Sky LLC and Gulfport LA Inc. All intercompany balances and transactions are eliminated in consolidation.
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
Accounts Receivable
The Company sells oil and natural gas to various purchasers and participates in drilling, completion and operation of oil and natural gas wells with joint interest owners on properties the Company operates. The related receivables are classified as accounts receivable—oil and natural gas sales and accounts receivable—joint interest and other, respectively. Credit is extended based on evaluation of a customer’s payment history and, generally, collateral is not required. Accounts receivable are due within 30 days and are stated at amounts due from customers, net of an allowance for doubtful accounts when the Company believes collection is doubtful. Accounts outstanding longer than the contractual payment terms are considered past due. The Company determines its allowance by considering a number of factors, including the length of time accounts receivable are past due, the Company’s previous loss history, the customer’s current ability to pay its obligation to the Company, amounts which may be obtained by an offset against production proceeds due the customer and the condition of the general economy and the industry as a whole. No material allowance was deemed necessary at December 31, 2025 and December 31, 2024.

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
Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the proved oil and gas properties. Net capitalized costs are limited to the lower of unamortized cost net of deferred income taxes or the cost center ceiling. The cost center ceiling is defined as the sum of (a) estimated future net revenues, discounted at 10% per annum, from proved reserves, based on the 12-month unweighted average of the first-day-of-the-month price, adjusted for any contract provisions or financial derivatives, if any, that hedge the Company’s oil and natural gas revenue (only to the extent that the derivative instruments are treated as cash flow hedges for accounting purposes), and excluding the estimated abandonment costs for properties with asset retirement obligations recorded on the balance sheet, (b) the cost of unproved properties not being amortized, if any, and (c) the lower of cost or market value of unproved properties included in the cost being amortized, including related deferred taxes for differences between the book and tax basis of the oil and natural gas properties. If the net book value, including related deferred taxes, exceeds the ceiling, an impairment or non-cash write-down is required. Ceiling test impairment can result in a significant loss for a particular period; however, future depletion expense would be reduced. A decline in oil and gas prices may result in an impairment of oil and gas properties. There were no impairments recognized in 2025 and 2023. The Company recognized ceiling test impairments of $373.2 million during 2024.
Such capitalized costs, including the estimated future development costs and site remediation costs of proved undeveloped properties, are depleted by an equivalent units-of-production method, converting oil and NGL barrels to gas equivalents at the ratio of one barrel to six Mcf of gas. No gain or loss is recognized upon the disposal of oil and gas properties, unless such dispositions significantly alter the relationship between capitalized costs and proved oil and gas reserves. Oil and gas properties not subject to amortization consist of the cost of unproved leaseholds and totaled approximately $233.0 million and $221.7 million at December 31, 2025 and December 31, 2024, respectively. These costs are reviewed quarterly by management for impairment. If impairment has occurred, the portion of cost in excess of the current value is transferred to the cost of oil and gas properties subject to amortization. Factors considered by management in its impairment assessment include drilling results by Gulfport and other operators, the terms of oil and gas leases not held by production, and available funds for exploration and development.
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
Other Property and Equipment
Other property and equipment is recorded at cost. The Company expenses maintenance and repairs in the period incurred. Depreciation of other property and equipment is provided on a straight-line basis over the estimated useful lives of the related assets, which range from 2 to 30 years.
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
The Company is subject to U.S. federal income tax as well as income tax of multiple state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local income tax examinations by tax authorities for years prior to 2022. As of December 31, 2025, the Company has no unrecognized tax benefits that would have a material impact on the effective rate. The Company recognizes interest and penalties related to income tax matters as interest expense and general and administrative expenses, respectively. See Note 10 for further discussion of the Company's income taxes.
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
Supplemental Cash Flow and Non-Cash Information (in thousands)

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Supplemental disclosure of cash flow information:
Interest payments, net of amounts capitalized	$47,758	$46,406	$53,820
Cash payments (income taxes)
Federal taxes	$1,200	$—	$—
State taxes	$—	$—	$—
Changes in operating assets and liabilities, net:
Accounts receivable - oil, natural gas, and natural gas liquids sales	$(28,707)	$(33,463)	$155,925
Accounts receivable - joint interest and other	(555)	13,494	(743)
Accounts payable and accrued liabilities	8,193	4,067	(126,329)
Prepaid expenses	(1,412)	667	(215)
Other assets	11	23	63
Total changes in operating assets and liabilities, net	$(22,470)	$(15,212)	$28,701
Supplemental disclosure of non-cash transactions:
Capitalized stock-based compensation	$5,987	$5,397	$4,046
Asset retirement obligation capitalized	$559	$682	$588
Asset retirement obligation removed due to divestiture and settlements	$(1,587)	$—	$(1,267)
Asset retirement obligation revisions	$9	$19	$(5,077)
Release of common stock held in reserve	$—	$1,996	$—
Unamortized 2026 Senior Notes debt issuance costs	$—	$447	$—

Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following (in thousands):

	December 31, 2025	December 31, 2024
Revenue payable and suspense	$157,532	$139,703
Accounts payable	53,107	34,668
Accrued transportation, gathering, processing, and compression	38,544	36,170
Accrued capital expenditures	30,873	20,229
Other accrued liabilities	62,326	67,311
Total accounts payable and accrued liabilities	$342,382	$298,081
Recent Accounting Pronouncements
In December 2023, the FASB issued ASU 2023-09, Income Taxes: Improvements to Income Tax Disclosures (Topic 740). The amendment requires annual disclosure of additional categories of information about federal, state, and foreign income taxes in the rate reconciliation table and to provide more details about the reconciling items in some categories if the items meet a quantitative threshold. Additionally, the amendment requires disclosure of annual income taxes paid (net of refunds received) disaggregated by federal, state, and foreign taxes and to disaggregate the information by jurisdiction based on a quantitative threshold. The Company retrospectively adopted ASU 2023-09 during the year ended December 31, 2025. See Note 10, Income Taxes, for further detail.
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

The following table presents selected financial information with respect to the Company's one operating segment for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Total revenues	$1,422,583	$958,131	$1,791,702
Significant segment expenses:
Lease operating expenses	84,242	70,112	68,648
Taxes other than income	29,908	29,737	33,717
Transportation, gathering, processing and compression	358,938	351,237	348,631
Depreciation, depletion, and amortization	304,162	325,723	319,715
Impairment of oil and gas properties	—	373,214	—
General and administrative	42,488	42,558	38,600
Interest expense	54,277	59,982	57,069
Other segment expenses(1)	5,263	23,031	(20,438)
Income tax expense (benefit)	115,495	(56,077)	(525,156)
Total significant segment expenses	994,773	1,219,517	320,786
Net income (loss)	$427,810	$(261,386)	$1,470,916

Capital expenditures(2)	$565,273	$464,492	$521,187
_____________________
(1)    Other segment expenses include “Restructuring costs”, “Accretion expense”, “Loss on debt extinguishment” and “Other, net” from the consolidated statements of operations.
(2)    Capital expenditures include capitalized general and administrative costs and capitalized interest expense.
3.PROPERTY AND EQUIPMENT
The major categories of property and equipment and related accumulated DD&A are as follows (in thousands):

	December 31, 2025	December 31, 2024
Proved oil and natural gas properties	$3,902,539	$3,349,805
Unproved properties	232,959	221,650
Other depreciable property and equipment	12,622	10,905
Land	386	386
Total property and equipment	4,148,506	3,582,746
Accumulated DD&A and impairment	(1,868,481)	(1,564,475)
Property and equipment, net	$2,280,025	$2,018,271
Oil and Natural Gas Properties
Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the Company's oil and natural gas properties. At December 31, 2025, the net book value of the Company's oil and gas properties was below the calculated ceiling. As a result, the Company did not record an impairment of its oil and natural gas properties for the year ended December 31, 2025. During the year ended December 31, 2024, the net book value of the Company's oil and gas properties exceeded the calculated ceiling. As a result, the Company recorded a non-cash ceiling test impairment of its oil and natural gas properties of $30.5 million in the third quarter of 2024 and $342.7 million in the fourth quarter of 2024. The impairments resulted from declines in the full cost ceiling, which primarily resulted from the significant decrease in the 12-month average trailing price for natural gas. The Company did not record an impairment of its oil and natural gas properties during 2023.

General and administrative costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. All general and administrative costs not directly associated with exploration and development activities were charged to expense as they were incurred. Capitalized general and administrative costs were approximately $25.2 million, $25.3 million and $22.8 million for the years ended December 31, 2025, 2024 and 2023, respectively. The average depletion rate per Mcfe, which is a function of capitalized costs, future development costs and the related underlying reserves in the periods presented, was $0.80, $0.84 and $0.83 per Mcfe for the years ended December 31, 2025, 2024 and 2023, respectively.
The following table summarizes the Company’s non-producing properties excluded from amortization by area (in thousands):

	December 31, 2025	December 31, 2024
Utica & Marcellus	$210,185	$197,513
SCOOP	22,774	24,137
Total unproved properties	$232,959	$221,650
The following is a summary of Gulfport’s oil and natural gas properties not subject to amortization as of December 31, 2025 (in thousands):

	Costs Incurred in
	2025	2024	2023	Prior to 2023	Total
Acquisition costs	$65,239	$58,722	$58,002	$41,715	$223,678
Exploration costs	—	—	—	—	—
Development costs	3,820	1,246	418	—	5,484
Capitalized interest	3,612	185	—	—	3,797
Total oil and natural gas properties not subject to amortization	$72,671	$60,153	$58,420	$41,715	$232,959
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
Asset Retirement Obligation
The following table provides a reconciliation of the Company's asset retirement obligation for the years ended December 31, 2025 and 2024 (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024
Asset retirement obligation, beginning of period	$32,949	$29,941
Liabilities incurred	559	682
Liabilities settled	(3,026)	—
Accretion expense	2,421	2,307
Revisions in estimated cash flows(1)	9	19
Asset retirement obligation, end of period	$32,912	$32,949
_____________________
(1)    Revisions represent changes in the present value of liabilities resulting from changes in estimated costs.

4.LONG-TERM DEBT
Long-term debt consisted of the following items as of December 31, 2025 and 2024 (in thousands):

	December 31, 2025	December 31, 2024
6.75% senior unsecured notes due 2029	$650,000	$650,000
8.00% senior unsecured notes due 2026	—	25,702
Credit Facility due 2028	147,000	38,000
Net unamortized debt issuance costs	(8,813)	(10,845)
Total debt, net	788,187	702,857
Less: current maturities of long-term debt	—	—
Total long-term debt, net	$788,187	$702,857
Senior Notes
In September 2024, Gulfport Operating completed a private offering of $650.0 million aggregate principal amount of 6.75% senior notes due September 1, 2029. The 2029 Senior Notes are guaranteed on a senior unsecured basis by the Company and each of the Company's subsidiaries that guarantee the Credit Facility. Interest is payable semi-annually, on March 1 and September 1 of each year, beginning on March 1, 2025.
The 2029 Senior Notes were issued under the 2029 Senior Notes Indenture, dated as of September 13, 2024, by and among Gulfport Operating, UMB Bank, National Association, as trustee, and the Guarantors.
The 2029 Senior Notes Indenture contains covenants limiting Gulfport Operating’s and its restricted subsidiaries’ ability to incur additional indebtedness, make restricted payments, and engage in certain other transactions, subject to exceptions and qualifications. Certain covenants will be suspended if the 2029 Senior Notes achieve investment grade ratings.
The net proceeds from the 2029 Senior Notes offering, together with cash on hand were used to purchase and retire $524.3 million of its 2026 Senior Notes in a tender offer and to repay a portion of the Company's outstanding borrowings under the Credit Facility. The tender offer resulted in a $13.4 million loss on debt extinguishment. In May 2025, the Company redeemed the remaining balance of its 2026 Senior Notes, at par for $25.7 million. No additional fees or penalties were incurred as a result of the early redemption.
Credit Facility
The Company maintains a senior secured reserve-based revolving credit facility under its Third Amended and Restated Credit Agreement, as amended most recently by the Borrowing Base Reaffirmation Agreement and Fifth Amendment to Credit Agreement (the “Fifth Amendment”) dated October 30, 2025. The facility provides for a borrowing base of $1.1 billion and aggregate elected commitments of $1.0 billion. The facility matures on September 12, 2028, is secured by substantially all of the Company’s assets and is guaranteed by the Company's material domestic subsidiaries. Borrowings under the facility bear interest, at the Company’s election, at a rate equal to either the SOFR benchmark plus an applicable margin ranging from 2.25% to 3.25% per annum or a base rate plus an applicable margin ranging from 1.25% to 2.25% per annum, in each case based on borrowing base utilization. The Company also pays a commitment fee ranging from 0.375% to 0.50% per annum on the average daily unused portion of the elected commitments. The credit agreement contains customary affirmative and negative covenants, including financial covenants requiring the Company to maintain a net funded leverage ratio of not more than 3.50 to 1.00 and a current ratio of at least 1.00 to 1.00, measured as of the last day of each fiscal quarter.
As of December 31, 2025, the Company had $147.0 million outstanding borrowings under the Credit Facility, $48.7 million in letters of credit outstanding and was in compliance with all covenants under the credit agreement.
For the years ended December 31, 2025 and 2024, the Credit Facility bore interest at a weighted average rate of 6.53% and 8.23%, respectively.

Interest Expense
The following schedule shows the components of interest expense for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Cash paid for interest	$53,913	$51,177	$57,967
Change in accrued interest	1,260	9,368	(7)
Capitalized interest	(6,154)	(4,771)	(4,147)
Amortization of loan costs	5,258	4,208	3,256
Other	—	—	—
Total interest expense	$54,277	$59,982	$57,069
The Company capitalized $6.2 million, $4.8 million and $4.1 million in interest expense for the years ended December 31, 2025, 2024 and 2023, respectively, to undeveloped oil and natural gas properties.
Fair Value of Debt
At December 31, 2025, the carrying value of the outstanding debt represented by the 2029 Senior Notes was approximately $641.2 million. Based on the quoted market prices (Level 1), the fair value of the 2029 Senior Notes was determined to be approximately $672.3 million at December 31, 2025.
5.MEZZANINE EQUITY
The Company's amended and restated certificate of incorporation provides for, among other things, (i) the authority to issue 42 million shares of common stock with a par value of $0.0001 per share and (ii) the designation of 110,000 shares of preferred stock, with a par value of $0.0001 per share and a liquidation preference of $1,000 per share (the “Liquidation Preference”).
Preferred Stock
In May 2021, the Company issued 55,000 shares of Series A Convertible Preferred Stock ("preferred stock").
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

Redemption of Preferred Stock
On August 5, 2025, Gulfport issued a notice of redemption for its preferred stock for cash. During the period between the date of the notice of redemption and September 5, 2025 (the “Redemption Date”), 28,907 shares of preferred stock were converted into approximately 2.1 million shares of common stock and reclassified from mezzanine equity to stockholders' equity. On the Redemption Date, the Company redeemed the remaining 2,449 shares of preferred stock for cash totaling $31.3 million. Additionally, direct transaction-related costs of $1.1 million were incurred as part of the redemption. The excess of the cash settlement and direct transaction-related costs over the carrying value of the redeemed shares of preferred stock, totaling approximately $29.9 million, was treated as a deemed dividend and recorded as a reduction to retained earnings. The cash outflows related to the preferred stock redemption and associated fees are presented within financing activities on the consolidated statement of cash flows. The deemed dividend reduced net income available to common shareholders and impacted the calculation of earnings per share for the year ended December 31, 2025.
Dividends and Conversions
During the years ended December 31, 2025, 2024 and 2023 the Company paid $1.7 million, $4.2 million and $4.8 million, respectively, of cash dividends to holders of our preferred stock. No cash dividends were paid after the Redemption Date.
The following table summarizes activity of the Company’s preferred stock for the years ended December 31, 2025 and 2024:

	2025	2024
Preferred stock as of January 1	37,348	44,214
Conversion of preferred stock	(4,461)	(11)
Preferred stock as of March 31	32,887	44,203
Conversion of preferred stock	(1,531)	(415)
Preferred stock as of June 30	31,356	43,788
Conversion of preferred stock	(28,907)	(43)
Redemption of preferred stock	(2,449)	—
Preferred stock as of September 30	—	43,745
Conversion of preferred stock	—	(6,397)
Preferred stock as of December 31	—	37,348
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

Stock Repurchase Program
In November 2021 the Company's Board of Directors approved the Repurchase Program to acquire up to $100 million of common stock, which has subsequently been increased up to $1.5 billion, including the cash redemption of preferred stock noted previously, and extended through December 31, 2026. Purchases under the Repurchase Program may be made from time to time in open market or privately negotiated transactions, and will be subject to available liquidity, market conditions, credit agreement restrictions, applicable legal requirements, contractual obligations and other factors. The Repurchase Program does not require the Company to acquire any specific number of shares of common stock. The Company intends to purchase shares under the Repurchase Program with available funds while maintaining sufficient liquidity to fund its capital development program. The Repurchase Program may be suspended from time to time, modified, extended or discontinued by the Board of Directors at any time.
The following table summarizes activity under the Repurchase Program for the year ended December 31, 2025 (number of shares and dollar value of shares purchased shown in thousands):

	Total Number of Shares Purchased	Dollar Value of Shares Purchased	Average Price Paid Per Share
First quarter 2025	341	$60,000	$176.13
Second quarter 2025	339	65,000	191.80
Third quarter 2025(1)	438	76,263	174.01
Fourth quarter 2025	665	134,999	203.11
Total	1,783	$336,262	$188.65
_____________________
(1)    Amounts include cash redemption of 2,449 shares of preferred stock (equivalent to 179,666 shares of common stock on an as-converted basis), totaling $31.3 million at $174.22 price per share. See Note 5 for further discussion of the Company's redemption of its preferred stock.
As of December 31, 2025, the Company has repurchased 7.4 million shares for $920.4 million at a weighted average price of $125.19 per share since the inception of the Repurchase Program.
7.STOCK-BASED COMPENSATION
In May 2021, the Board of Directors adopted the Incentive Plan with a share reserve of 2.8 million shares of common stock. The Incentive Plan provides for the grant of incentive stock options, nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, dividend equivalents and performance awards or any combination of the foregoing.
The Company has granted both restricted stock units and performance vesting restricted stock units to employees and directors pursuant to the Incentive Plan, as discussed below. During the years ended December 31, 2025 and 2024, the Company's stock-based compensation expense was $18.1 million and $16.4 million of which the Company capitalized $6.0 million and $5.4 million, respectively, relating to its exploration and development efforts. Stock compensation expense, net of the amounts capitalized, is included in general and administrative expenses in the accompanying consolidated statements of operations. As of December 31, 2025, the Company has awarded an aggregate of approximately 516,677 restricted stock units and approximately 539,972 performance vesting restricted stock units under the Incentive Plan.
The vesting for certain share-based awards was accelerated in the first three months of 2023 in conjunction with the restructuring activities described in Note 13 and is included in restructuring costs in the accompanying consolidated statement of operations.

The following table summarizes activity for the years ended December 31, 2023, 2024 and 2025:

	Number of Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Unvested Performance Vesting Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested shares as of December 31, 2022	197,772	$77.49	190,804	$52.15
Granted	104,901	88.59	83,820	58.39
Vested	(101,804)	75.75	—	—
Forfeited/canceled	(7,267)	91.61	(19,046)	49.37
Unvested shares as of December 31, 2023	193,602	$83.89	255,578	$54.40
Granted(1)	75,476	143.09	188,358	81.90
Vested	(96,942)	81.14	(265,797)	48.65
Forfeited/canceled	(5,122)	114.91	—	—
Unvested shares as of December 31, 2024	167,014	$111.29	178,139	$92.06
Granted	72,184	173.62	76,990	119.33
Vested	(90,720)	105.59	(71,948)	66.82
Forfeited/canceled	(4,812)	140.83	—	—
Unvested shares as of December 31, 2025	143,666	$145.22	183,181	$113.44
_____________________
(1)    The table includes the impacts of performance share units granted in a prior year that vested higher than 100% of target due to the Company's TSR performance compared to peers.
The aggregate fair value of share-based awards that vested during the years ended December 31, 2025, 2024 and 2023, was approximately $28.9 million, $56.8 million and $9.9 million, respectively, based on the stock price at the time of vesting.
In the second quarter of 2025, upon vesting, the Company settled in cash performance vesting restricted stock units awards that were granted in 2022. These awards vested at 200% of target due to the Company's performance during the performance period. The awards were classified as equity awards from the grant date as they were intended to be settled in shares. The Company has no history or stated policy of settling such awards in cash, and there is no implied obligation to do so in the future. The total cash outflow related to this settlement was $12.3 million.
Restricted Stock Units
Restricted stock units awarded under the Incentive Plan generally vest over a period of 3 years in the case of employees and 1 or 4 years in the case of directors upon the recipient meeting applicable service requirements. Stock-based compensation expense is recorded ratably over the service period. The grant date fair value of restricted stock units represents the closing market price of the Company's common stock on the date of the grant. Unrecognized compensation expense as of December 31, 2025, was $12.7 million. The expense is expected to be recognized over a weighted average period of 1.73 years.
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

The table below summarizes the assumptions used in the Monte Carlo simulation to determine the grant date fair value of awards granted during the years ended December 31, 2023, 2024 and 2025:

Grant date	January 24, 2023	March 3, 2023	April 3, 2023	March 1, 2024	March 1, 2025
Forecast period (years)	3	3	3	3	3
Risk-free interest rates	3.88%	4.64%	3.79%	4.36%	3.99%
Implied equity volatility	87.2%	86.4%	70.8%	46.7%	44.6%
Stock price on the date of grant	$72.99	$82.20	$79.50	$142.00	$169.80
Unrecognized compensation expense as of December 31, 2025, related to performance vesting restricted shares was $7.6 million. The expense is expected to be recognized over a weighted average period of 1.60 years.
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
Contract Balances
Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $184.6 million, $155.9 million and $122.5 million as of December 31, 2025, 2024 and 2023, respectively, and are reported in accounts receivable - oil, natural gas, and natural gas liquids sales in the accompanying consolidated balance sheets. The Company has no assets or liabilities related to its revenue contracts, including no upfront or rights to deficiency payments as of December 31, 2025, 2024 and 2023.

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
The Company has historically entered into contracts for drilling rigs with varying terms with third parties to ensure operational continuity, cost control and rig availability in its operations. The Company has concluded its drilling rig contracts are operating leases as the assets are identifiable and the Company has the right to control the identified assets. The Company's drilling rig commitments are typically structured with an initial term of less than one year. At December 31, 2025, the Company did not have any active long-term drilling rig contracts. These agreements typically include renewal options at the end of the initial term. Due to the nature of the Company's drilling schedules and potential volatility in commodity prices, the Company is unable to determine at contract commencement with reasonable certainty if the renewal options will be exercised; therefore, renewal options are not considered in the lease term for drilling contracts. The operating lease liabilities associated with these rig commitments, when applicable, are based on the minimum contractual obligations, primarily standby rates, and do not include variable amounts based on actual activity in a given period. Pursuant to the full cost method of accounting, these costs are capitalized as part of oil and natural gas properties on the accompanying consolidated balance sheets. A portion of drilling costs are borne by other interest owners in our wells.
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
Future amounts due under operating lease liabilities as of December 31, 2025, were as follows (in thousands):

2026	561
2027	10
2028	—
2029	—
2030	—
Total lease payments	571
Less: imputed interest	(10)
Total	561

Lease costs incurred for the years ended December 31, 2025 and 2024 consisted of the following (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024
Operating lease cost	$2,053	$12,828
Variable lease cost	—	—
Short-term lease cost	31,547	26,817
Total lease cost(1)	$33,600	$39,645
_____________________
(1)    The majority of the Company's total lease cost was capitalized to the full cost pool, and the remainder was included in either lease operating expenses or general and administrative expenses in the accompanying consolidated statements of operations.
The weighted-average remaining lease term as of December 31, 2025, was 0.71 years. The weighted-average discount rate used to determine the operating lease liability as of December 31, 2025, was 6.10%.
10.INCOME TAXES
Details of income tax provisions and deferred income taxes from continuing operations are provided in the following tables.
The components of income tax expense and benefits were as follows (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Current:
State	$—	$—	$—
Federal	—	—	—
Deferred:
State	71	11,747	(26,704)
Federal	115,424	(67,824)	(498,452)
Total income tax expense (benefit) provision	$115,495	$(56,077)	$(525,156)
A reconciliation of the statutory federal income tax amount to the recorded expense (benefit) follows (in thousands):

	Year Ended December 31, 2025		Year Ended December 31, 2024		Year Ended December 31, 2023
	Amount	Percent	Amount	Percent	Amount	Percent
Income (loss) before federal income taxes	$543,305		$(317,463)		$945,760
U.S. federal statutory tax rate	114,094	21.00%	(66,668)	21.00%	198,610	21.00%
State and local income taxes, net of federal income tax effect(1)	(479)	(0.09)%	8,939	(2.82)%	(26,018)	(2.75)%
Valuation allowances	(56)	(0.01)%	(259)	0.08%	(699,730)	(73.99)%
Nontaxable or nondeductible items	1,745	0.32%	1,857	(0.58)%	1,982	0.21%
Tax credits	191	0.04%	—	—%	—	—%
Other adjustments	—	—%	54	(0.02)%	—	—%
Income tax expense (benefit) recorded	$115,495	21.26%	$(56,077)	17.66%	$(525,156)	(55.53)%
_____________________
(1)    For 2025, 2024 and 2023, state taxes in Oklahoma contributed to the majority (greater than 50 percent) of the tax effect in this category.
For the year ended December 31, 2025, the Company's effective tax rate was 21.26% and an income tax expense of $115.5 million. For the year ended December 31, 2024, the Company's effective tax rate was 17.66% and an income tax benefit of $56.1 million. The higher effective income tax rate for the year ended December 31, 2025, is primarily related to the impact of state and local taxes during the year ended December 31, 2024.

The tax effects of temporary differences and net operating loss carryforwards, which give rise to deferred tax assets and liabilities at December 31, 2025 and 2024 are estimated as follows (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024
Deferred tax assets:
Net operating loss carryforward and tax credits	$330,805	$345,770
Oil and gas property basis difference	123,496	194,412
Investment in pass through entities	65,385	65,210
Stock-based compensation expense	2,223	1,821
Change in fair value of derivative instruments	—	6,106
Other assets	33,491	56,849
Total deferred tax assets	555,400	670,168
Valuation allowance for deferred tax assets	(82,637)	(83,695)
Deferred tax assets, net of valuation allowance	472,763	586,473
Deferred tax liabilities:
Change in fair value of derivative instruments	6,232	3,401
Right of use asset	118	1,281
Other	675	558
Total deferred tax liabilities	7,025	5,240
Net deferred tax asset	$465,738	$581,233
At each reporting period, the Company weighs all available positive and negative evidence to determine whether its deferred tax assets are more likely than not to be realized. A valuation allowance for deferred tax assets, including net operating losses, is recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized. To assess the likelihood, the Company uses estimates and judgment regarding future taxable income and considers the tax laws in the jurisdiction where such taxable income is generated, to determine whether a valuation allowance is required. Such evidence can include current financial position, results of operations, both actual and forecasted, the reversal of deferred tax liabilities and tax planning strategies as well as the current and forecasted business economics of the oil and gas industry. Based upon the Company’s analysis, the Company currently believes it is more-likely-than-not that a portion of the Company's federal and state deferred tax assets will be utilized. The Company has maintained a $82.6 million valuation allowance associated with its federal and state deferred tax assets. The Company does not currently have forecasted revenues in the jurisdictions that relate to these deferred tax assets.
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
The Company has an available federal tax net operating loss carryforward estimated at approximately $1.5 billion as of December 31, 2025. The federal net operating loss carryforwards of approximately $186.0 million generated in tax years prior to 2018 will begin to expire in 2036. As a result of the Tax Cuts and Jobs Act, the 2018 through 2025 federal NOL carryforwards of $1.3 billion have no expiration. The Company also has state net operating loss carryovers of approximately $473.8 million that will begin to expire in 2026.
As of December 31, 2025, we had no liability for uncertain tax positions.

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
During the year ended December 31, 2025, the Company redeemed 2,449 shares of preferred stock for cash totaling $31.3 million. Additionally, direct transaction-related costs of $1.1 million were incurred as part of the redemption. The excess of the cash settlement and direct transaction-related costs over the carrying value of the redeemed shares of preferred stock, totaling approximately $29.9 million, was treated as a deemed dividend and recorded as a reduction to retained earnings. The deemed dividend reduced net income available to common shareholders and impacted both basic and diluted earnings per share.
Restricted stock awards resulted in 0.2 million dilutive shares for the year ended December 31, 2025, 0.3 million anti-dilutive shares for the year ended December 31, 2024, and 0.3 million dilutive shares year ended December 31, 2023. There were 2.7 million and 3.2 million potential shares of common stock issuable due to the Company's convertible preferred stock for the years ended December 31, 2024 and 2023, respectively. The Company redeemed all outstanding preferred stock during the year ended December 31, 2025.
Reconciliations of the components of basic and diluted net income (loss) per common share are presented in the table below (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Net income (loss)	$427,810	$(261,386)	$1,470,916
Dividends on preferred stock	(1,666)	(4,230)	(4,840)
Deemed dividend on preferred stock(1)	(29,986)	—	—
Participating securities - preferred stock(2)	—	—	(212,360)
Net income (loss) attributable to common stockholders	$396,158	$(265,616)	$1,253,716
Re-allocation of participating securities	—	—	2,475
Diluted net income (loss) attributable to common stockholders	$396,158	$(265,616)	$1,256,191
Basic Shares	18,223	18,050	18,645
Dilutive Shares	18,440	18,050	18,902
Basic EPS	$21.74	$(14.72)	$67.24
Dilutive EPS	$21.48	$(14.72)	$66.46
_____________________
(1)    Reflects the difference between the carrying value of the preferred stock and the cash settlement upon redemption, including $1.1 million in direct transaction-related costs.
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
The Company does not currently have any commodity derivative transactions that have margin requirements or collateral provisions that would require payments prior to the scheduled settlement dates. The Company's commodity derivative contract counterparties are typically financial institutions and energy trading firms with investment-grade credit ratings. Gulfport routinely monitors and manages its exposure to counterparty risk by requiring specific minimum credit standards for all counterparties, actively monitoring counterparties' public credit ratings and avoiding the concentration of credit exposure by transacting with multiple counterparties. The Company has master netting agreements with some counterparties that allow the offsetting of receivables and payables in a default situation. As of December 31, 2025, our commodity derivative contracts were spread among 13 counterparties.
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
The Company has entered into natural gas, crude oil and NGL fixed price swap contracts based off the NYMEX Henry Hub, NYMEX WTI and Mont Belvieu C3 indices. Below is a summary of the Company's open fixed price swap positions as of December 31, 2025:

	Index	Daily Volume	Weighted Average Price
Natural Gas		(MMBtu/d)	($/MMBtu)
2026	NYMEX Henry Hub	310,000	$3.80
2027	NYMEX Henry Hub	170,000	$3.95

NGL		(Bbl/d)	($/Bbl)
2026	Mont Belvieu C3	2,496	$30.91
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
The Company has entered into natural gas costless collars based off the NYMEX Henry Hub index. Below is a summary of the Company's costless collar positions as of December 31, 2025:

	Index	Daily Volume	Weighted Average Floor Price	Weighted Average Ceiling Price
Natural Gas		(MMBtu/d)	($/MMBtu)	($/MMBtu)
2026	NYMEX Henry Hub	154,932	$3.63	$4.37
2027	NYMEX Henry Hub	110,000	$3.75	$4.27

In addition, the Company has entered into natural gas basis swap positions. These instruments are arrangements that guarantee a fixed price differential to NYMEX Henry Hub from a specified delivery point. The Company receives the fixed price differential and pays the floating market price differential to the counterparty for the hedged commodity. As of December 31, 2025, the Company had the following natural gas basis swap positions open:

	Gulfport Pays	Gulfport Receives	Daily Volume	Weighted Average Fixed Spread
Natural Gas			(MMBtu/d)	($/MMBtu)
2026	Rex Zone 3	NYMEX Plus Fixed Spread	80,000	$(0.18)
2026	NGPL TXOK	NYMEX Plus Fixed Spread	30,000	$(0.30)
2026	TETCO M2	NYMEX Plus Fixed Spread	170,000	$(0.95)
2026	Transco Station 85	NYMEX Plus Fixed Spread	10,000	$0.56
2026	TGP 500	NYMEX Plus Fixed Spread	20,000	$0.56
2027	Rex Zone 3	NYMEX Plus Fixed Spread	20,000	$(0.16)
2027	NGPL TXOK	NYMEX Plus Fixed Spread	10,000	$(0.29)
2027	TETCO M2	NYMEX Plus Fixed Spread	50,000	$(0.91)
Balance Sheet Presentation
The Company reports the fair value of derivative instruments on the consolidated balance sheets as derivative instruments under current assets, noncurrent assets, current liabilities, and noncurrent liabilities on a gross basis. The Company determines the current and noncurrent classification based on the timing of expected future cash flows of individual trades. The following table presents the fair value of the Company's derivative instruments on a gross basis at December 31, 2025 and December 31, 2024 (in thousands):

	December 31, 2025	December 31, 2024
Short-term derivative asset	$45,155	$58,085
Long-term derivative asset	15,303	6,003
Short-term derivative liability	(21,865)	(41,889)
Long-term derivative liability	(8,916)	(35,081)
Total commodity derivative position	$29,677	$(12,882)
Gains and Losses
The following table presents the gain and loss recognized in net gain (loss) on natural gas, oil and NGL derivatives in the accompanying consolidated statements of operations for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Natural gas derivatives - fair value gains (losses)	$39,010	$(251,019)	$584,563
Natural gas derivatives - settlement gains	47,705	284,626	146,381
Total gains on natural gas derivatives	86,715	33,607	730,944

Oil and condensate derivatives - fair value (losses) gains	(3,468)	2,351	5,971
Oil and condensate derivatives - settlement gains (losses)	9,124	166	(3,272)
Total gains on oil and condensate derivatives	5,656	2,517	2,699

NGL derivatives - fair value gains (losses)	7,017	(4,442)	(2,414)
NGL derivatives - settlement (losses) gains	(332)	(2,155)	9,090
Total gains (losses) on NGL derivatives	6,685	(6,597)	6,676

Total gains on natural gas, oil and NGL derivatives	$99,056	$29,527	$740,319

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

	As of December 31, 2025
	Gross Assets (Liabilities) Presented in the Consolidated Balance Sheets	Gross Amounts Subject to Master Netting Agreements	Net Amount
Derivative assets	$60,458	$(30,671)	$29,787
Derivative liabilities	$(30,781)	$30,671	$(110)

	As of December 31, 2024
	Gross Assets (Liabilities) Presented in the Consolidated Balance Sheets	Gross Amounts Subject to Master Netting Agreements	Net Amount
Derivative assets	$64,088	$(49,343)	$14,745
Derivative liabilities	$(76,970)	$49,343	$(27,627)
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
14.INVESTMENTS
Grizzly Oil Sands ULC
The Company, through its wholly owned subsidiary Grizzly Holdings, owns an approximate 24.5% interest in Grizzly, a Canadian unlimited liability company. As of December 31, 2025, Grizzly had approximately 639,000 net acres under lease in the Athabasca, Peace River, and Cold Lake regions of Alberta, Canada. The Company has not paid any cash calls since its decision to cease funding further capital calls in 2019. Grizzly’s functional currency is the Canadian dollar.
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
Financial assets and liabilities
The following tables summarize the Company’s financial and non-financial assets and liabilities by valuation level as of December 31, 2025 and December 31, 2024 (in thousands):

	December 31, 2025
	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$—	$60,458	$—
Contingent consideration arrangement	$—	$—	$1,290
Total assets	$—	$60,458	$1,290
Liabilities:
Derivative instruments	$—	$30,781	$—

	December 31, 2024
	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$—	$64,088	$—
Contingent consideration arrangement	$—	$—	$2,700
Total assets	$—	$64,088	$2,700
Liabilities:
Derivative instruments	$—	$76,970	$—
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

In connection with the SCOOP water infrastructure sale completed in the first quarter of 2020, the Company retained a contingent consideration arrangement. As of December 31, 2025, the fair value of the arrangement was $1.3 million, with $0.1 million classified within prepaid expenses and other current assets and $1.2 million classified within other assets. Fair value is measured using an income approach applying a discounted cash flow model and Level 3 inputs. The Company has elected the fair value option, and changes in fair value are recognized in earnings within Other, net.
Non-financial assets and liabilities
The initial measurement of asset retirement obligations at fair value is calculated using discounted cash flow techniques and based on internal estimates of future retirement costs associated with oil and gas properties. Given the unobservable nature of the inputs, including plugging costs and reserve lives, the initial measurement of the asset retirement obligation liability is deemed to use Level 3 inputs. See Note 3 for further discussion of the Company’s asset retirement obligations. Asset retirement obligations incurred were $0.6 million and $0.7 million for the years ended December 31, 2025 and 2024, respectively.
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
16.RELATED PARTY TRANSACTIONS
Share Repurchase Program
The following table summarizes the Company's purchases of its common stock from Silver Point Capital, L.P. for the years ended December 31, 2024 and 2025 (dollar value of shares purchased shown in thousands):

Date of Transaction	Shares Repurchased	Repurchase Amount	Closing Date
March 19, 2024	97,219	$15,002	March 19, 2024
September 19, 2024	170,000	$24,863	September 25, 2024
November 21, 2024	150,000	$26,340	December 03, 2024
December 19, 2024	79,410	$12,929	December 26, 2024
May 14, 2025	76,986	$15,000	May 20, 2025
December 02, 2025	45,546	$10,000	December 08, 2025
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

A summary of these commitments at December 31, 2025, are set forth in the table below (in thousands):

2026	$138,975
2027	133,932
2028	136,060
2029	137,282
2030	116,304
Thereafter	375,110
Total	$1,037,663
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
A summary of these volume commitments at December 31, 2025, are set forth in the table below (MMBtu per day):

2026	75,000
2027	24,000
2028	65,000
2029	65,000
Thereafter	520,000
Total	749,000
Other Operational Commitments
The Company entered into various contractual commitments to purchase inventory and other material to be used in future activities. The Company's commitment to purchase these materials exists through 2026, with approximately $16.4 million remaining.
Contributions to 401(k) Plan
Gulfport sponsors a 401(k) plan under which eligible employees may contribute a portion of their total compensation up to the maximum threshold through salary deferrals. The plan is considered a Safe Harbor 401(k) and provides a company match on 100% of salary deferrals that do not exceed 6% of compensation. The Company may also make discretionary elective contributions to the plan. The following table summarizes the contributions expenses related to this plan for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Contributions expense	$2,043	$1,749	$1,549

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
In November 2020, Robert T. Stephenson and Sandra J. Bass, as the Successor Co-Trustees of the Robert L. Stephenson Living Trust, dated January 28, 2004, and express trust; and Norma E. Stephenson, Trustee of the Norma E. Stephenson Living Trust, dated July 29, 1991, and express trust filed an action against the Company in the District Court of Grady County in the State of Oklahoma. In June 2021 the case was removed to the United States District Court for the Western District of Oklahoma. The complaint alleges that the Company has failed to comply with a Letter Agreement from April 1979 granting certain interests covering 16 sections (approximately 10,240 acres). The plaintiffs seek quiet title, declaratory judgment, breach of contract, specific performance, and damages under the Oklahoma Production Revenue Standards Act. Gulfport asserted a counterclaim. On February 2, 2026, the Company resolved all disputed claims and purchased all of the plaintiff's purported interests in the 16 sections related to the litigation.
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
The Company maintains cash in bank deposit accounts which, at times, may exceed the federally insured limits
During the years ended December 31, 2025, 2024 and 2023, one customer accounted for approximately 14%, 15% and 12%, respectively, of the Company's total sales. The Company does not believe that the loss of any of these customers would have a material adverse effect on its natural gas, oil and condensate and NGL sales as alternative customers are readily available.

19.SUBSEQUENT EVENTS
Natural gas, Oil and NGL Derivative Instruments
Subsequent to December 31, 2025 and as of February 19, 2026, the Company entered into the following derivative contracts:

Period	Type of Derivative Instrument	Index	Daily Volume	Weighted Average Price
Natural Gas			(MMBtu/d)	($/MMBtu)
2026	Swaps	NYMEX Henry Hub	36,603	$3.86
2027	Swaps	NYMEX Henry Hub	40,000	$3.80
2027	Basis Swaps	TETCO M2	50,000	$(0.80)
2027	Basis Swaps	Rex Zone 3	30,000	$(0.22)
2027	Basis Swaps	NGPL TXOK	30,000	$(0.34)
Oil			(Bbl/d)	($/Bbl)
2026	Costless Collars	NYMEX WTI	1,125	$55.00 / $71.18
2027	Costless Collars	NYMEX WTI	300	$55.00 / $68.00
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
The following table provides historical revenue and cost information relating to the Company’s oil and gas operations located entirely in the United States:
Capitalized Costs Related to Oil and Gas Producing Activities (in thousands)

	Year Ended December 31, 2025	Year Ended December 31, 2024
Proved properties	$3,902,539	$3,349,805
Unproved properties	232,959	221,650
Total oil and natural gas properties	4,135,498	3,571,455
Accumulated depletion and amortization	(1,861,570)	(1,559,546)
Net capitalized costs	$2,273,928	$2,011,909
Costs Incurred in Oil and Gas Property Acquisition, Development and Exploratory Activities (in thousands)

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Acquisition	$83,601	$89,646	$93,905
Development	480,442	373,284	419,431
Exploratory	—	—	—
Total	$564,043	$462,930	$513,336
Capitalized interest is included as part of the cost of oil and natural gas properties. The Company capitalized $6.2 million, $4.8 million and $4.1 million for the years ended December 31, 2025, 2024 and 2023, respectively, based on the Company's weighted average cost of borrowings used to finance expenditures.
In addition to capitalized interest, the Company capitalized internal costs totaling $25.2 million, $25.3 million and $22.8 million during the years ended December 31, 2025, 2024, and 2023, respectively, which were directly related to the acquisition, exploration and development of the Company's oil and natural gas properties.

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

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Revenues	$1,323,527	$928,604	$1,051,383
Production costs	(473,088)	(451,086)	(450,996)
Depletion	(302,024)	(324,078)	(318,473)
Impairment	—	(373,214)	—
Income tax (expense) benefit	(115,495)	56,077	525,156
Results of operations from producing activities	$432,920	$(163,697)	$807,070
Depletion per Mcf of gas equivalent (Mcfe)	$0.80	$0.84	$0.83

Oil and Natural Gas Reserves
The following table presents estimated volumes of proved developed and undeveloped oil and gas reserves as of December 31, 2025, 2024 and 2023 and changes in proved reserves during the last three years. The reserve reports use an average price equal to the unweighted arithmetic average of hydrocarbon prices received on a field-by-field basis on the first day of each month within the 12-month period ended December 31, 2025, 2024 and 2023, in accordance with guidelines of the SEC applicable to reserves estimates. The prices used for the 2025 reserve report are $66.01 per barrel of oil, $3.39 per MMbtu for natural gas and $30.17 per barrel for NGL, adjusted by lease for transportation fees and regional price differentials, and for oil and gas reserves, respectively. The prices used at December 31, 2024 and 2023 for reserve report purposes are $76.32 per barrel, $2.13 per MMbtu and $31.30 per barrel for NGL and $78.21 per barrel, $2.64 per MMbtu and $31.42 per barrel for NGL, respectively.
Gulfport emphasizes that the volumes of reserves shown below are estimates which, by their nature, are subject to revision. The estimates are made using all available geological and reservoir data, as well as production performance data. These estimates are reviewed annually and revised, either upward or downward, as warranted by additional performance data.

	Oil (MMBbl)	Natural Gas (Bcf)	NGL (MMBbl)	Natural Gas Equivalent (Bcfe)
Proved Reserves
December 31, 2022	18	3,612	54	4,048
Purchases of reserves	—	—	—	—
Extensions and discoveries	6	875	14	996
Sales of reserves	—	—	—	—
Revisions of prior reserve estimates	(4)	(411)	(1)	(445)
Current production	(1)	(350)	(4)	(385)
December 31, 2023	19	3,725	63	4,214
Purchases of reserves	—	—	—	—
Extensions and discoveries	5	398	20	547
Sales of reserves	—	—	—	—
Revisions of prior reserve estimates	—	(413)	1	(406)
Current production	(1)	(354)	(4)	(386)
December 31, 2024	22	3,356	80	3,969
Purchases of reserves	—	—	—	—
Extensions and discoveries	3	616	11	701
Sales of reserves	—	—	—	—
Revisions of prior reserve estimates	1	(22)	(4)	(38)
Current production	(2)	(338)	(5)	(379)
December 31, 2025	24	3,612	83	4,253
Proved developed reserves
December 31, 2022	9	2,034	34	2,295
December 31, 2023	6	1,980	31	2,203
December 31, 2024	7	1,879	31	2,109
December 31, 2025	8	2,157	33	2,404
Proved undeveloped reserves
December 31, 2022	9	1,578	20	1,752
December 31, 2023	12	1,746	32	2,011
December 31, 2024	15	1,478	49	1,861
December 31, 2025	16	1,455	50	1,848
Totals may not sum or recalculate due to rounding.

2025 Activity
In 2025, the Company experienced extensions of 701 Bcfe of estimated proved reserves, which were primarily attributable to the Company's continued development of its Utica/Marcellus and SCOOP acreages. Of the total extensions, 382 Bcfe was attributable to the addition of 28 Utica PUD locations, 62 Bcfe was attributable to the addition of 7 Marcellus PUD locations, and 138 Bcfe was attributable to the addition of 6 SCOOP PUD locations. The Company also added 11 operated locations in the Utica to PDP which were not previously booked for 119 Bcfe.The Company experienced total downward revisions of 38 Bcfe in estimated proved reserves. These consisted of upward revisions of 255 Bcfe which were associated with commodity price changes. Commodity prices experienced volatility throughout 2025 and the 12-month unweighted average first-day-of-the-month price for natural gas increased from $2.13 per MMBtu for 2024 to $3.39 per MMBtu for 2025, the 12-month average WTI spot price for crude oil decreased from $76.32 per barrel for 2024 to $66.01 per barrel for 2025, and the calculated average weighted price for NGL over the remaining lives of the properties decreased from $31.30 per barrel for 2024 to $30.17 per barrel for 2025. Additionally, there were upward revisions of 161 Bcfe due to an increase in working interest and net revenue interest as a result of our successful leasing efforts throughout 2025. These were offset by downward revisions of 185 Bcfe and 129 Bcfe as a result of development schedule changes and PUD well design changes, respectively. The schedule changes moved the development of 9 Utica PUD locations and 4 SCOOP PUD locations beyond the SEC requirement of development within five years from initial booking and while these locations are excluded from our SEC reserves report, they remain in our longer-term development plan. Design changes primarily include well spacing and lateral length updates with a portion of these volumes now to be developed with locations outside of the SEC designated five-year development time frame. These development schedule and design changes reflect our ongoing commitment to optimizing the long-term plan to best develop our assets and maximize cash flow and overall economic returns. Finally, downward revisions of 141 Bcfe were a result of a combination of various economic assumptions and well performance updates.
2024 Activity
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

2023 Activity
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
Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves
The following tables present the estimated future cash flows, and changes therein, from Gulfport’s proven oil and gas reserves as of December 31, 2025, 2024 and 2023 using an unweighted average first-of-the-month price for the year January through December 31, 2025, 2024 and 2023. The average gas prices used were $3.39, $2.13 and $2.64 per MMbtu, for the years ended December 31, 2025, 2024 and 2023, respectively. The average oil prices used were $66.01, $76.32 and $78.21 per Bbl, for the years ended December 31, 2025, 2024 and 2023, respectively. The average NGL prices used were $30.17, $31.30 and $31.42 per Bbl, for the years ended December 31, 2025, 2024 and 2023, respectively.
Year ended operating expenses, development costs and appropriate statutory income tax rates, with consideration of future tax rates, were used to compute the future net cash flows. All cash flows were discounted at 10% to reflect the time value of cash flows, without regard to the risk of specific properties. The estimated future costs to develop proved developed non-producing and proved undeveloped reserves are approximately $337.2 million in 2026, $328.4 million in 2027 and $311.2 million in 2028. Estimated future development costs include capital spending on major development projects. Gulfport believes cash flow from its operating activities, cash on hand and borrowings under its Credit Facility will be sufficient to cover these estimated future development costs.
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

The following table summarizes estimated future net cash flows from natural gas and crude oil reserves (in millions):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Future cash flows	$15,130	$10,474	$12,338
Future development and abandonment costs	(1,632)	(1,498)	(1,625)
Future production costs	(6,266)	(5,268)	(5,641)
Future production taxes	(270)	(212)	(303)
Future income taxes	(547)	(23)	(63)
Future net cash flows	6,414	3,473	4,706
10% discount to reflect timing of cash flows	(3,012)	(1,726)	(2,323)
Standardized measure of discounted future net cash flows	$3,403	$1,747	$2,383
Totals may not sum or recalculate due to rounding.
Future development and abandonment costs include not only development costs but also all future costs to settle asset retirement obligations. The following table summarizes the total of all future costs to settle asset retirement obligations that are included in future development and abandonment costs above (in millions):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Future asset retirement obligations	$255	$240	$229
Changes in Standardized Measure of Discounted Future Net Cash Flows Relating to Proved Oil and Gas Reserves
The principal source of change in the standardized measure of discounted future net cash flows relating to proved reserves is presented in the table below (in millions):

	Year Ended December 31, 2025	Year Ended December 31, 2024	Year Ended December 31, 2023
Sales and transfers of oil and gas produced, net of production costs	$(850)	$(478)	$(600)
Net changes in prices, production costs, and development costs	1,532	(910)	(7,181)
Acquisition of oil and gas reserves in place	—	—	—
Extensions and discoveries	518	368	581
Previously estimated development costs incurred during the period	246	211	263
Revisions of previous quantity estimates, less related production costs	(21)	(21)	(278)
Sales of oil and gas reserves in place	—	—	—
Accretion of discount	175	238	828
Net changes in income taxes	(209)	16	1,219
Change in production rates and other	266	(60)	(728)
Total change in standardized measure of discounted future net cash flows	$1,656	$(636)	$(5,896)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES
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
As of December 31, 2025, an evaluation was performed under the supervision and with the participation of management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that, as of December 31, 2025, our disclosure controls and procedures are effective.
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
Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting during the quarter ended December 31, 2025, which materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in the 2013 Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on its evaluation under the framework in the 2013 Internal Control-Integrated Framework, management did not identify any material weaknesses in our internal control over financial reporting and concluded that our internal control over financial reporting was effective as of December 31, 2025.
Grant Thornton LLP, the independent registered public accounting firm that audited our financial statements for the year ended December 31, 2025 included with this Annual Report on Form 10-K, has also audited our internal control over financial reporting as of December 31, 2025, as stated in their accompanying report.

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
Gulfport Energy Corporation
Opinion on internal control over financial reporting
We have audited the internal control over financial reporting of Gulfport Energy Corporation (a Delaware corporation) and subsidiaries (the “Company”) as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in the 2013 Internal Control—Integrated Framework issued by COSO.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated financial statements of the Company as of and for the year ended December 31, 2025 and our report dated February 25, 2026 expressed an unqualified opinion on those financial statements.
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
February 25, 2026

ITEM 9B.	OTHER INFORMATION
The disclosures set forth below are provided in this Part II, Item 9B in lieu of separate disclosure under Items 5.02(b)-(c) and (e) of Form 8-K.
Trading Arrangements
During the year ended December 31, 2025, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The names of executive officers and certain other senior officers of the Company and their ages, titles and biographies as of the date hereof are incorporated by reference from Item 1 of Part I of this report. The other information called for by this Item 10 is incorporated herein by reference to the definitive proxy statement to be filed by Gulfport pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 not later than 120 days after the close of our fiscal year ended December 31, 2025 (the 2026 Proxy Statement).

ITEM 11.	EXECUTIVE COMPENSATION
The information called for by this Item 11 is incorporated herein by reference to the 2026 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information called for by this Item 12 is incorporated herein by reference to the 2026 Proxy Statement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information called for by this Item 13 is incorporated herein by reference to the 2026 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES
The information called for by this Item 14 is incorporated herein by reference to the 2026 Proxy Statement.

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

INDEX OF EXHIBITS
		Incorporated by Reference
Exhibit Number	Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Amended Joint Chapter 11 Plan of Reorganization of Gulfport Energy Corporation and its Debtor Subsidiaries.	8-K	001-19514	2.2	4/29/2021

3.1	Amended and Restated Certificate of Incorporation of Gulfport Energy Corporation.	8-K	001-19514	3.1	5/17/2021

3.2	Amendment to the Amended and Restated Certificate of Incorporation of Gulfport Energy Corporation.	8-K	001-19514	3.1	5/23/2025

3.3	Amended and Restated Bylaws of Gulfport Energy Corporation.	8-K	001-19514	3.2	5/17/2021

4.1	1145 Indenture, dated as of May 17, 2021, by and among Gulfport Energy Corporation, UMB Bank, National Association, as trustee, and the guarantors party thereto (including the form of note attached thereto).	8-K	001-19514	4.1	5/17/2021

4.2	4(a)(2) Indenture, dated as of May 17, 2021, by and among Gulfport Energy Corporation, UMB Bank, National Association, as trustee, and the guarantors party thereto (including the form of note attached thereto).	8-K	001-19514	4.2	5/17/2021

4.3	Indenture, dated September 13, 2024, among Gulfport Energy Operating Corporation, Gulfport Energy Corporation, the subsidiary guarantors party thereto and UMB Bank, National Association, as trustee.	8-K	001-19514	4.1	9/16/2024

4.4	Description of Securities Registered Pursuant to Section 12 of the Exchange Act.	10-K	001-19514	4.3	3/1/2023

10.1+	Gulfport Energy Corporation 2021 Stock Incentive Plan.	8-K	001-19514	10.6	5/17/2021

10.3+	Form of Director Restricted Stock Unit Award Agreement, dated as of July 21, 2021.	10-Q	001-19514	10.8	8/9/2021

10.5+	Form of Indemnification Agreement.	S-4	333-199905	10.1	11/6/2014

10.6+	CEO Agreement Amendment by and among Timothy Cutt and Gulfport, effective as of September 2, 2021.	8-K	001-19514	10.1	9/7/2021

10.7+	Employment Agreement by and among William Buese and Gulfport, effective as of May 17, 2021.	8-K	001-19514	10.5	5/17/2021

10.8+	Employment Agreement between Gulfport Energy Corporation and Timothy Cutt, effective April 29, 2022.	10-Q	001-19514	10.2	5/4/2022

10.9+	Employment Agreement, by and between Gulfport Energy Corporation and John Reinhart, effective January 24, 2023.	8-K	001-19514	10.1	1/24/2023

10.10+	Indemnification Agreement, by and between Gulfport Energy Corporation and John Reinhart, effective January 24, 2023.	8-K	001-19514	10.2	1/24/2023

10.11+	Transition and Services Agreement, by and between Gulfport Energy Corporation and Timothy Cutt, effective February 1, 2023.	8-K	001-19514	10.3	1/24/2023

10.12	Cooperation Agreement, dated as of May 17, 2021, by and among Gulfport Energy Corporation and Silver Point Capital, L.P.	8-K	001-19514	10.3	5/17/2021

10.13	Registration Rights Agreement, dated as of May 17, 2021, by and among Gulfport Energy Corporation and the holders party thereto.	8-K	001-19514	10.2	5/17/2021

10.14*	Third Amended and Restated Credit Agreement, dated as of October 14, 2021, by and among Gulfport Energy Corporation, as holdings, Gulfport Energy Operating Corporation, as the borrower, JPMorgan Chase Bank, N.A., the lenders party thereto, and the guarantors party thereto.	8-K	001-19514	10.1	10/14/2021

10.15	Borrowing Base Redetermination Agreement and First Amendment to Credit Agreement, dated as of May 2, 2022.	10-Q	001-19514	10.1	5/4/2022

10.16	Borrowing Base Reaffirmation Agreement and Second Amendment to Credit Agreement, dated as of October 31, 2022.	10-Q	001-19514	10.1	11/2/2022

10.17+	Form of Employment Agreement.	10-K	001-19514	10.19	3/1/2023

10.18	Borrowing Base Reaffirmation Agreement and Third Amendment to Credit Agreement, dated as of May 1, 2023.	10-Q	001-19514	10.3	5/3/2023

10.19+	Change in Control Severance Agreement.	10-Q	001-19514	10.2	8/2/2023

10.20+	Employment Agreement between Gulfport Energy Corporation and Michael Hodges, effective April 3, 2023.	8-K	001-19514	10.1	4/3/2023

10.21+	Indemnification Agreement, by and between Gulfport Energy Corporation and Michael Hodges, effective April 3, 2023.	8-K	001-19514	10.2	4/3/2023

10.22	Commitment Increase, Borrowing Base Reaffirmation Agreement and Fourth Amendment to Credit Agreement dated September 12, 2024.	8-K	001-19514	10.1	9/16/2024

10.23+	Employment Agreement between Gulfport Energy Corporation and Patrick Craine, effective March 1, 2023.	10-K	001-19514	10.23	2/26/2025

10.24+	Employment Agreement between Gulfport Energy Corporation and Matthew Rucker, effective March 1, 2023.	10-K	001-19514	10.24	2/26/2025

10.25+	Employment Agreement between Gulfport Energy Corporation and Michael Sluiter, effective March 1, 2023.	10-K	001-19514	10.25	2/26/2025

10.26+	Form of Performance-Based Restricted Stock Unit Award Agreement, dated as of April 29, 2022.	10-K	001-19514	10.26	2/26/2025

10.27+	Form of Performance-Based Restricted Stock Unit Award Agreement, dated as of January 1, 2023.	10-K	001-19514	10.27	2/26/2025

10.28+	Form of Non-Executive Restricted Stock Unit Award Agreement, dated as of May 24, 2023.	10-K	001-19514	10.28	2/26/2025

10.29+	Form of Director Restricted Stock Unit Award Agreement, dated as of May 24, 2023.	10-K	001-19514	10.29	2/26/2025

10.30+	Form of Performance-Based Restricted Stock Unit Award Agreement, dated as of January 1, 2024.	10-K	001-19514	10.3	2/26/2025

10.31+	Form of Executive Restricted Stock Unit Award Agreement, dated as of February 29, 2024.	10-K	001-19514	10.31	2/26/2025

10.32+	Form of Non-Executive Restricted Stock Unit Award Agreement, dated as of February 29, 2024.	10-K	001-19514	10.32	2/26/2025

10.33+	Form of Director Restricted Stock Unit Award Agreement, dated as of May 23, 2024.	10-K	001-19514	10.33	2/26/2025

10.34+	Form of Performance-Based Restricted Stock Unit Award Agreement, dated as of January 1, 2025.	10-K	001-19514	10.34	2/26/2025

10.35+	Form of Executive Restricted Stock Unit Award Agreement, dated as of February 24, 2025.	10-K	001-19514	10.35	2/26/2025

10.36+	Form of Non-Executive Restricted Stock Unit Award Agreement, dated as of February 24, 2025.	10-K	001-19514	10.36	2/26/2025

10.37	Borrowing Base Reaffirmation Agreement and Fifth Amendment to Credit Agreement, dated as of October 30, 2025.					X

10.38+	Form of Director Restricted Stock Unit Award Agreement, dated as of May 19, 2025.					X

10.39+	Form of Performance-Based Restricted Stock Unit Award Agreement, dated as of February 23, 2026.					X

10.40+	Form of Executive Restricted Stock Unit Award Agreement, dated as of February 23, 2026.					X

10.41+	Form of Non-Executive Restricted Stock Unit Award Agreement dated as of February 23, 2026.					X

10.42+	Indemnification Agreement, by and between Gulfport Energy Corporation and Bradley Secrist, effective February 23, 2026.					X

10.43+	Indemnification Agreement, by and between Gulfport Energy Corporation and Matthew Willrath, effective February 23, 2026.					X

19	Insider Trading Policy.	10-K	001-19514	19	2/26/2025

21	Subsidiaries of the Registrant.					X

23.1	Consent of Netherland, Sewell & Associates, Inc.					X

23.2	Consent of Grant Thornton LLP.					X

31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

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
Date: February 25, 2026

GULFPORT ENERGY CORPORATION

By:	/s/ MICHAEL HODGES
Michael Hodges Chief Financial Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date:	February 25, 2026	By:	/s/ JOHN REINHART
John Reinhart President, Chief Executive Officer and Director (Principal Executive Officer)

Date:	February 25, 2026	By:	/s/ MICHAEL HODGES
Michael Hodges Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)

Date:	February 25, 2026	By:	/s/ TIMOTHY J. CUTT
Timothy J. Cutt Chairman of the Board

Date:	February 25, 2026	By:	/s/ DAVID WOLF
David Wolf Lead Independent Director

Date:	February 25, 2026	By:	/s/ JASON MARTINEZ
Jason Martinez Director

Date:	February 25, 2026	By:	/s/ JEANNIE POWERS
Jeannie Powers Director

Date:	February 25, 2026	By:	/s/ DAVID REGANATO
David Reganato Director

Date:	February 25, 2026	By:	/s/ MARY SHAFER-MALICKI
Mary Shafer-Malicki Director