Form 10-Q
period 2026-03-31
GULFPORT ENERGY CORP
filed 2026-05-06
CIK 874499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
 Yes  ☒    No  ☐
As of April 29, 2026, 17,969,641 shares of the registrant’s common stock were outstanding.

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

Credit Facility. The Third Amended and Restated Credit Agreement with JPMorgan Chase Bank, N.A. as administrative agent and various lender parties, providing for a senior secured reserve-based revolving credit facility effective as of October 14, 2021, as amended most recently by the Borrowing Base Reaffirmation Agreement and Fifth Amendment to Credit Agreement dated October 30, 2025.

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

Gulfport Operating. Gulfport Energy Operating Corporation.

Incentive Plan. Gulfport Energy Corporation 2021 Stock Incentive Plan, effective on the Emergence Date.

LOE. Lease operating expenses.

Marcellus. Refers to the Marcellus Play that includes the hydrocarbon bearing rock formations commonly referred to as the Marcellus formation located in the Appalachian Basin of the United States and Canada. Our acreage is located primarily in Belmont, Jefferson and Monroe Counties in eastern Ohio.

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
Although we believe our estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management's assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Form 10-Q are not guarantees of future performance, and we cannot assure any reader that those statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in Item 1A. “Risk Factors” and Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025 and elsewhere in this Form 10-Q. All forward-looking statements speak only as of the date of this Form 10-Q.
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

GULFPORT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	March 31, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$2,921	$1,813
Accounts receivable—oil, natural gas, and natural gas liquids sales	128,987	184,649
Accounts receivable—joint interest and other	9,566	9,282
Prepaid expenses and other current assets	8,221	7,952
Short-term derivative instruments	75,086	45,155
Total current assets	224,781	248,851
Property and equipment:
Oil and natural gas properties, full-cost method
Proved oil and natural gas properties	4,054,885	3,902,539
Unproved properties	251,020	232,959
Other property and equipment	13,565	13,008
Total property and equipment	4,319,470	4,148,506
Less: accumulated depletion, depreciation and amortization	(1,943,856)	(1,868,481)
Total property and equipment, net	2,375,614	2,280,025
Other assets:
Long-term derivative instruments	36,209	15,303
Deferred tax asset	422,125	465,738
Operating lease assets	358	561
Other assets	16,324	19,062
Total other assets	475,016	500,664
Total assets	$3,075,411	$3,029,540
Liabilities, Mezzanine Equity and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$369,294	$342,382
Short-term derivative instruments	32,822	21,865
Current portion of operating lease liabilities	351	550
Total current liabilities	402,467	364,797
Non-current liabilities:
Long-term derivative instruments	7,856	8,916
Asset retirement obligation	33,679	32,912
Non-current operating lease liabilities	7	10
Long-term debt	823,717	788,187
Total non-current liabilities	865,259	830,025
Total liabilities	$1,267,726	$1,194,822
Commitments and contingencies (Note 9)
Mezzanine equity:
Preferred stock - $0.0001 par value, 110.0 thousand shares authorized, 0.0 thousand issued and outstanding at March 31, 2026, and 0.0 thousand issued and outstanding at December 31, 2025	—	—
Stockholders’ equity:
Common stock - $0.0001 par value, 42.0 million shares authorized, 18.1 million issued and outstanding at March 31, 2026, and 18.8 million issued and outstanding at December 31, 2025	2	2
Additional paid-in capital	—	—
Retained earnings	1,810,707	1,834,716
Treasury stock, at cost - 14.1 thousand shares at March 31, 2026 and 0 shares at December 31, 2025	(3,024)	—
Total stockholders’ equity	$1,807,685	$1,834,718
Total liabilities, mezzanine equity and stockholders’ equity	$3,075,411	$3,029,540

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
REVENUES:
Natural gas sales	$399,530	$281,506
Oil and condensate sales	22,338	31,259
Natural gas liquid sales	31,477	30,817
Net loss on natural gas, oil and NGL derivatives	(15,813)	(146,548)
Total revenues	437,532	197,034
OPERATING EXPENSES:
Lease operating expenses	24,456	20,283
Taxes other than income	9,184	6,626
Transportation, gathering, processing and compression	90,567	82,870
Depreciation, depletion and amortization	75,430	65,622
General and administrative expenses	9,708	9,001
Accretion expense	598	618
Total operating expenses	209,943	185,020
INCOME FROM OPERATIONS	227,589	12,014
OTHER EXPENSE (INCOME):
Interest expense	15,386	13,356
Other, net	1,698	(702)
Total other expense (income)	17,084	12,654
INCOME (LOSS) BEFORE INCOME TAXES	210,505	(640)
INCOME TAX EXPENSE (BENEFIT):
Current	1,070	(169)
Deferred	43,613	(7)
Total income tax expense (benefit)	44,683	(176)
NET INCOME (LOSS)	$165,822	$(464)
Dividends on preferred stock	—	(862)
Participating securities - preferred stock	—	—
NET INCOME (LOSS) ATTRIBUTABLE TO COMMON STOCKHOLDERS	$165,822	$(1,326)
NET INCOME (LOSS) PER COMMON SHARE:
Basic	$8.94	$(0.07)
Diluted	$8.87	$(0.07)
Weighted average common shares outstanding—Basic	18,554	17,881
Weighted average common shares outstanding—Diluted	18,695	17,881
 See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Treasury Stock	Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2025	17,798	$2	$—	$129,059	$1,582,332	$1,711,393
Net loss	—	—	—	—	(464)	(464)
Conversion of preferred stock	324	—	—	4,461	—	4,461
Stock compensation	—	—	—	4,538	—	4,538
Repurchase of common stock under Repurchase Program	(329)	—	(2,192)	(58,409)	—	(60,601)
Issuance of common stock upon vesting of share-based awards	40	—	—	—	—	—
Common stock withheld for income taxes on share-based awards	(17)			(2,962)		(2,962)
Dividends on preferred stock	—	—	—	(4)	(862)	(866)
Balance at March 31, 2025	17,816	$2	$(2,192)	$76,683	$1,581,006	$1,655,499

	Common Stock		Treasury Stock	Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2026	18,810	$2	$—	$—	$1,834,716	$1,834,718
Net income	—	—	—	—	165,822	165,822
Stock compensation	—	—	—	2,610	(2,317)	293
Repurchase of common stock under Repurchase Program	(852)	—	(3,024)	(1,502)	(169,978)	(174,504)
Issuance of common stock upon vesting of share-based awards	208	—	—	—	—	—
Common stock withheld for income taxes on share-based awards	(90)	—	—	(1,108)	(17,536)	(18,644)
Balance at March 31, 2026	18,076	$2	$(3,024)	$—	$1,810,707	$1,807,685

 See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Cash flows from operating activities:
Net income (loss)	$165,822	$(464)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depletion, depreciation and amortization	75,430	65,622
Net loss on derivative instruments	15,813	146,548
Net cash payments on settled derivative instruments	(56,754)	(9,890)
Deferred income tax expense (benefit)	43,613	(7)
Stock-based compensation expense	196	3,040
Other, net	1,964	1,791
Changes in operating assets and liabilities, net	46,834	(29,360)
Net cash provided by operating activities	292,918	177,280
Cash flows from investing activities:
Additions to oil and natural gas properties	(137,833)	(108,231)
Other, net	(581)	(546)
Net cash used in investing activities	(138,414)	(108,777)
Cash flows from financing activities:
Principal payments on Credit Facility	(540,000)	(128,000)
Borrowings on Credit Facility	575,000	125,000
Dividends on preferred stock	—	(862)
Repurchase of common stock under Repurchase Program	(152,513)	(57,809)
Repurchase of common stock under Repurchase Program - related party	(17,239)	—
Shares exchanged for tax withholdings	(18,644)	(2,962)
Other	—	(1)
Net cash used in financing activities	(153,396)	(64,634)
Net change in cash and cash equivalents	1,108	3,869
Cash and cash equivalents at beginning of period	1,813	1,473
Cash and cash equivalents at end of period	$2,921	$5,342
 See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Description of Company
Gulfport Energy Corporation (the “Company” or “Gulfport”) is an independent natural gas-weighted exploration and production company focused on the exploration, acquisition and production of natural gas, crude oil and NGL in the United States with primary focus in the Appalachia and Anadarko basins. The Company's principal properties are located in eastern Ohio targeting the Utica and Marcellus and in central Oklahoma targeting the SCOOP Woodford and Springer formations.
Basis of Presentation
The accompanying unaudited condensed consolidated financial statements of Gulfport were prepared in accordance with GAAP and the rules and regulations of the SEC.
This Quarterly Report on Form 10-Q (this “Form 10-Q”) relates to the financial position as of March 31, 2026, the results of operations for the three months ended March 31, 2026 and 2025 and the cash flows for three months ended March 31, 2026 and 2025. The Company's annual report on Form 10-K for the year ended December 31, 2025, should be read in conjunction with this Form 10-Q. The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of our condensed consolidated financial statements and accompanying notes and include the accounts of our wholly-owned subsidiaries. Intercompany accounts and balances have been eliminated. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.
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

Accounts Payable and Accrued Liabilities
Accounts payable and accrued liabilities consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Revenue payable and suspense	$171,068	$157,532
Accounts payable	67,639	53,107
Accrued transportation, gathering, processing and compression	34,873	38,544
Accrued capital expenditures	54,981	30,873
Other accrued liabilities	40,733	62,326
Total accounts payable and accrued liabilities	$369,294	$342,382
Supplemental Cash Flow and Non-Cash Information (in thousands)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Supplemental disclosure of cash flow information:
Interest payments, net of amounts capitalized	$24,994	$21,059
Changes in operating assets and liabilities, net:
Accounts receivable - oil, natural gas and natural gas liquid sales	$55,662	$(2,118)
Accounts receivable - joint interest and other	(284)	(20)
Accounts payable and accrued liabilities	(10,007)	(27,674)
Prepaid expenses	1,493	485
Other assets	(30)	(33)
Total changes in operating assets and liabilities, net	$46,834	$(29,360)
Supplemental disclosure of non-cash transactions:
Capitalized stock-based compensation	$97	$1,498
Asset retirement obligation capitalized	243	53
Asset retirement obligation removed due to settlements	(74)	(815)
2.SEGMENT INFORMATION
The Company's assets and operations consist of one reportable segment with all revenues, operating expenses and assets attributable to this segment reflected in the consolidated financial statements. The Company derives its revenue from the sale of natural gas, oil and condensate and NGL produced from its oil and natural gas properties located in the United States.
Prior to the formation of the Office of the Chairman as discussed below, the CODM of the Company was its Chief Executive Officer. On March 6, 2026, the President, Chief Executive Officer (“CEO”) and Director, elected to depart the Company and resigned from the Board of Directors, effective immediately. Following the departure, the Board of Directors established an Office of the Chairman to assume executive oversight while the Company conducts a search for a permanent CEO. The Office of the Chairman is led by our Chairman of the Board and also includes the Chief Financial Officer, Chief Operating Officer and Chief Legal and Administrative Officer. The Office of the Chairman acts collectively as the CODM. The CODM is responsible for assessing performance and allocating resources on an entity-wide basis. The CODM evaluates performance and allocates resources based on net income (loss), which is reported on the consolidated statement of operations.
The measure of segment assets is reported on the consolidated balance sheets as “total assets”.

The following table presents selected financial information with respect to the Company's one operating segment (in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Total revenues	$437,532	$197,034
Significant segment expenses
Lease operating expenses	24,456	20,283
Taxes other than income	9,184	6,626
Transportation, gathering, processing and compression	90,567	82,870
Depreciation, depletion, and amortization	75,430	65,622
General and administrative	9,708	9,001
Interest expense	15,386	13,356
Other segment expenses(1)	2,296	(84)
Income tax expense (benefit)	44,683	(176)
Total significant segment expenses	271,710	197,498
Net income (loss)	$165,822	$(464)

Capital expenditures(2)	$168,919	$170,025
_____________________
(1)    Other segment expenses include “Accretion expense” and “Other, net” from the consolidated statements of operations.
(2)    Capital expenditures include capitalized general and administrative costs and capitalized interest expense.
3.PROPERTY AND EQUIPMENT
The major categories of property and equipment and related accumulated DD&A are as follows (in thousands):

	March 31, 2026	December 31, 2025
Proved oil and natural gas properties	$4,054,885	$3,902,539
Unproved properties	251,020	232,959
Other depreciable property and equipment	13,179	12,622
Land	386	386
Total property and equipment	4,319,470	4,148,506
Accumulated DD&A	(1,943,856)	(1,868,481)
Property and equipment, net	$2,375,614	$2,280,025
Oil and Natural Gas Properties
Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the Company's oil and natural gas properties. At March 31, 2026 and 2025, the net book value of the Company's oil and gas properties was below the calculated ceiling. As a result, the Company did not record an impairment of its oil and natural gas properties for the three months ended March 31, 2026 or 2025.
General and administrative costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. All general and administrative costs not directly associated with exploration and development activities are charged to expense as they are incurred. Capitalized general and administrative costs were approximately $5.5 million and $6.2 million for the three months ended March 31, 2026 and 2025, respectively.
The Company evaluates the costs excluded from its amortization calculation at least annually. Individually insignificant unevaluated properties are grouped for evaluation and periodically transferred to evaluated properties over a timeframe consistent with their expected development schedule.

The following table summarizes the Company’s non-producing properties excluded from amortization by area (in thousands):

	March 31, 2026	December 31, 2025
Utica & Marcellus	$229,617	$210,185
SCOOP	21,403	22,774
Total unproved properties	$251,020	$232,959
Asset Retirement Obligation
The following table provides a reconciliation of the Company’s asset retirement obligation (in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Asset retirement obligation, beginning of period	$32,912	$32,949
Liabilities incurred	243	53
Liabilities settled and divested	(74)	(1,266)
Accretion expense	598	618
Total asset retirement obligation, end of period	$33,679	$32,354
4.LONG-TERM DEBT
Long-term debt consisted of the following items (in thousands):

	March 31, 2026	December 31, 2025
6.75% senior unsecured notes due 2029	$650,000	$650,000
Credit Facility due 2028	182,000	147,000
Net unamortized debt issuance costs	(8,283)	(8,813)
Total debt, net	823,717	788,187
Less: current maturities of long-term debt	—	—
Total long-term debt, net	$823,717	$788,187
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
The net proceeds from the 2029 Senior Notes offering, together with cash on hand were used to purchase and retire $524.3 million of its 2026 Senior Notes in a tender offer and repay a portion of the Company's outstanding borrowings under the Credit Facility. The tender offer resulted in a $13.4 million loss on debt extinguishment in 2024. In May 2025, the Company redeemed the remaining balance of its 2026 Senior Notes, at par for $25.7 million. No additional fees or penalties were incurred as a result of the early redemption.

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
As of March 31, 2026, the Company had $182.0 million outstanding borrowings under the Credit Facility, $48.7 million in letters of credit outstanding and was in compliance with all covenants under the credit agreement.
For the three months ended March 31, 2026 and 2025, the Credit Facility bore interest at a weighted average rate of 6.30% and 6.79%, respectively.
The borrowing base is redetermined semiannually on or around May 1 and November 1 of each year.
Capitalization of Interest
The Company capitalized $1.4 million and $1.4 million in interest expense for the three months ended March 31, 2026 and 2025, respectively.
Fair Value of Debt
At March 31, 2026, the carrying value of the outstanding debt represented by the 2029 Senior Notes was approximately $641.7 million. Based on the quoted market prices (Level 1), the fair value of the 2029 Senior Notes was determined to be approximately $665.3 million at March 31, 2026.
5.MEZZANINE EQUITY
The Company's amended and restated certificate of incorporation provides for, among other things, the designation of 110,000 shares of preferred stock, with a par value of $0.0001 per share and a liquidation preference of $1,000 per share (the “Liquidation Preference”). The Company previously issued 55,000 shares of Series A Convertible Preferred Stock (“preferred stock”) in May 2021.
2025 Conversions and Redemption
On August 5, 2025, Gulfport issued a notice of redemption for its preferred stock for cash. During the period between the date of the notice of redemption and September 5, 2025 (the “Redemption Date”), 28,907 shares of preferred stock were converted into approximately 2.1 million shares of common stock and reclassified from mezzanine equity to stockholders' equity. On the Redemption Date, the Company redeemed the remaining 2,449 shares of preferred stock for cash totaling $31.3 million, incurring an additional $1.1 million of direct transaction costs. The excess of the cash settlement and direct transaction-related costs over the carrying value of the redeemed shares of preferred stock, totaling approximately $29.9 million, was treated as a deemed dividend and recorded as a reduction to retained earnings.
Dividends and Conversions
Following the 2025 conversions and redemption, no preferred stock remained outstanding. As a result, the Company reported no mezzanine equity as March 31, 2026, and no activity related to preferred stock occurred during the three months ended March 31, 2026. The Company paid $0.9 million of cash dividends to holders of its preferred stock during the three months ended March 31, 2025.

The following table summarizes activity of the Company's preferred stock:

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Preferred stock, beginning of period	—	37,348
Conversion of preferred stock	—	(4,461)
Preferred stock, end of period	—	32,887
6.EQUITY
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
The following table summarizes activity under the Repurchase Program (dollar value of shares purchased shown in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Total number of shares purchased	866,279	340,664
Dollar value of shares purchased	$172,777	$60,000
Average price paid per share	$199.45	$176.13
As of March 31, 2026, the Company has repurchased 8.2 million shares for approximately $1.1 billion at a weighted average price of $133.02 per share since the inception of the Repurchase Program.
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
The Company has granted both restricted stock units and performance vesting restricted stock units to employees and directors pursuant to the Incentive Plan, as discussed below. During the three months ended March 31, 2026 and 2025, the Company's stock-based compensation expense was $0.3 million and $4.5 million, of which the Company capitalized $0.1 million and $1.5 million, respectively, relating to its exploration and development efforts. Stock compensation expense, net of the amounts capitalized, is included in general and administrative expenses in the accompanying consolidated statements of operations. As of March 31, 2026, the Company has awarded an aggregate of approximately 581,304 restricted stock units and approximately 649,105 performance vesting restricted stock units under the Incentive Plan.

The following tables summarize activity for the three months ended March 31, 2026 and 2025:

	Number of Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Unvested Performance Vesting Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested shares as of January 1, 2026	143,666	$145.22	183,181	$113.44
Granted(1)	64,627	207.92	109,133	126.49
Vested	(59,644)	137.05	(148,381)	58.39
Forfeited/canceled(2)	(26,398)	180.52	(65,889)	178.95
Unvested shares as of March 31, 2026	122,251	$174.73	78,044	$181.04
_____________________
(1)    The table includes the impacts of performance share units granted in a prior year that vested higher than 100% of target due to the Company's absolute TSR performance and RTSR performance compared to peers.
(2)    The forfeited/canceled amounts include the forfeiture of unvested equity awards in connection with the departure of the Company’s Chief Executive Officer, totaling 25,806 restricted stock units and 64,216 performance vesting restricted stock units.

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
The aggregate fair value of share-based awards that vested during the three months ended March 31, 2026 and 2025, were approximately $43.2 million and $7.0 million, respectively, based on the stock price at the time of vesting.
Restricted Stock Units
Restricted stock units awarded under the Incentive Plan generally vest over a period of 3 years in the case of employees and 1 or 3 years in the case of directors upon the recipient meeting applicable service requirements. Stock-based compensation expense is recorded ratably over the service period. The grant date fair value of restricted stock units represents the closing market price of the Company's common stock on the date of the grant. Unrecognized compensation expense as of March 31, 2026, was $18.7 million. The expense is expected to be recognized over a weighted average period of 2.35 years.
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

The table below summarizes the assumptions used in the Monte Carlo simulation to determine the grant date fair value of awards granted during the three months ended March 31, 2026 and 2025:

Grant date	March 1, 2025	March 1, 2026
Forecast period (years)	3	3
Risk-free interest rates	3.99%	3.39%
Implied equity volatility	44.60%	43.20%
Unrecognized compensation expense as of March 31, 2026, related to performance vesting restricted shares was $7.2 million. The expense is expected to be recognized over a weighted average period of 2.16 years.
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
Restricted stock awards resulted in 0.1 million dilutive shares for the three months ended March 31, 2026, and 0.2 million anti-dilutive shares for the three months ended March 31, 2025. There were 2.3 million shares of potential common stock issuable due to the Company's convertible preferred stock for the three months ended March 31, 2025. The Company redeemed all outstanding preferred stock on September 5, 2025. No convertible preferred stock was included in diluted earnings per share for the three months ended March 31, 2026.
Reconciliations of the components of basic and diluted net income (loss) per common share are presented in the table below (in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net income (loss)	$165,822	$(464)
Dividends on preferred stock	—	(862)
Participating securities - preferred stock(1)	—	—
Net income (loss) attributable to common stockholders	$165,822	$(1,326)
Re-allocation of participating securities	—	—
Diluted net income (loss) attributable to common stockholders	$165,822	$(1,326)
Basic Shares	18,554	17,881
Dilutive Shares	18,695	17,881
Basic EPS	$8.94	$(0.07)
Dilutive EPS	$8.87	$(0.07)
_____________________
(1)    Preferred stock represents participating securities because it participates in any dividends on shares of common stock on a pari passu, pro rata basis. However, preferred stock does not participate in undistributed net losses. The Company redeemed all outstanding preferred stock on September 5, 2025.

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
A summary of these commitments at March 31, 2026, are set forth in the table below (in thousands):

Remaining 2026	$103,567
2027	133,932
2028	136,060
2029	137,282
2030	116,304
Thereafter	375,110
Total	$1,002,255
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
A summary of these volume commitments at March 31, 2026, are set forth in the table below (MMBtu per day):

Remaining 2026	48,000
2027	24,000
2028	65,000
2029	65,000
2030	65,000
Thereafter	455,000
Total	722,000
Other Operational Commitments
The Company entered into various contractual commitments to purchase inventory and other material to be used in future activities. The Company's commitment to purchase these materials exists through 2026, with approximately $8.8 million remaining.

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
10.DERIVATIVE INSTRUMENTS
Natural Gas, Oil and NGL Derivative Instruments
The Company seeks to mitigate risks related to unfavorable changes in natural gas, oil and NGL prices, which are subject to significant and often volatile fluctuation, by entering into over-the-counter fixed price swaps, basis swaps and costless collars. These contracts allow the Company to mitigate the impact of declines in future natural gas, oil and NGL prices by effectively locking in a floor price for a certain level of the Company’s production. However, these hedge contracts also limit the benefit to the Company in periods of favorable price movements.
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
The Company does not currently have any commodity derivative transactions that have margin requirements or collateral provisions that would require payments prior to the scheduled settlement dates. The Company's commodity derivative contract counterparties are typically financial institutions and energy trading firms with investment-grade credit ratings. Gulfport routinely monitors and manages its exposure to counterparty risk by requiring specific minimum credit standards for all counterparties, actively monitoring counterparties' public credit ratings and avoiding the concentration of credit exposure by transacting with multiple counterparties. The Company has master netting agreements with some counterparties that allow the offsetting of receivables and payables in a default situation. As of March 31, 2026, our commodity derivative contracts were spread among 13 counterparties.
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

The Company has entered into natural gas, crude oil and NGL fixed price swap contracts based off the NYMEX Henry Hub, NYMEX WTI and Mont Belvieu C3 indices. Below is a summary of the Company’s open fixed price swap positions as of March 31, 2026:

	Index	Daily Volume	Weighted Average Price
Natural Gas		(MMBtu/d)	($/MMBtu)
Remaining 2026	NYMEX Henry Hub	366,727	$3.82
2027	NYMEX Henry Hub	210,000	$3.93
2028	NYMEX Henry Hub	50,000	$3.77

Oil		(Bbl/d)	($/Bbl)
Remaining 2026	NYMEX WTI	1,752	$71.45
2027	NYMEX WTI	1,500	$66.48

NGL		(Bbl/d)	($/Bbl)
Remaining 2026	Mont Belvieu C3	3,167	$30.89
2027	Mont Belvieu C3	2,000	$29.64
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
The Company has entered into natural gas and crude oil costless collars based off the NYMEX Henry Hub and NYMEX WTI indices. Below is a summary of the Company's costless collar positions as of March 31, 2026:

	Index	Daily Volume	Weighted Average Floor Price	Weighted Average Ceiling Price
Natural Gas		(MMBtu/d)	($/MMBtu)	($/MMBtu)
Remaining 2026	NYMEX Henry Hub	150,000	$3.61	$4.35
2027	NYMEX Henry Hub	110,000	$3.75	$4.27

Oil		(Bbl/d)	($/Bbl)	($/Bbl)
Remaining 2026	NYMEX WTI	1,250	$55.00	$71.24
2027	NYMEX WTI	300	$55.00	$68.00

In addition, the Company has entered into natural gas basis swap positions. These instruments are arrangements that guarantee a fixed price differential to NYMEX Henry Hub from a specified delivery point. The Company receives the fixed price differential and pays the floating market price differential to the counterparty for the hedged commodity. As of March 31, 2026, the Company had the following natural gas basis swap positions open:

	Gulfport Pays	Gulfport Receives	Daily Volume	Weighted Average Fixed Spread
Natural Gas			(MMBtu/d)	($/MMBtu)
Remaining 2026	Rex Zone 3	NYMEX Plus Fixed Spread	80,000	$(0.18)
Remaining 2026	NGPL TXOK	NYMEX Plus Fixed Spread	30,000	$(0.30)
Remaining 2026	TETCO M2	NYMEX Plus Fixed Spread	170,000	$(0.95)
Remaining 2026	Transco Station 85	NYMEX Plus Fixed Spread	10,000	$0.56
Remaining 2026	TGP 500	NYMEX Plus Fixed Spread	20,000	$0.56
2027	Rex Zone 3	NYMEX Plus Fixed Spread	50,000	$(0.19)
2027	NGPL TXOK	NYMEX Plus Fixed Spread	40,000	$(0.33)
2027	TETCO M2	NYMEX Plus Fixed Spread	100,000	$(0.85)
Balance Sheet Presentation
The Company reports the fair value of derivative instruments on the consolidated balance sheets as derivative instruments under current assets, noncurrent assets, current liabilities and noncurrent liabilities on a gross basis. The Company determines the current and noncurrent classification based on the timing of expected future cash flows of individual trades. The following table presents the fair value of the Company’s derivative instruments on a gross basis (in thousands):

	March 31, 2026	December 31, 2025
Short-term derivative asset	$75,086	$45,155
Long-term derivative asset	36,209	15,303
Short-term derivative liability	(32,822)	(21,865)
Long-term derivative liability	(7,856)	(8,916)
Total commodity derivative position	$70,617	$29,677

Gains and Losses
The following table presents the gain and loss recognized in net gain (loss) on natural gas, oil and NGL derivatives in the accompanying consolidated statements of operations (in thousands):

	Net gain (loss) on derivative instruments
	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Natural gas derivatives - fair value gains (losses)	$57,593	$(133,664)
Natural gas derivatives - settlement losses	(55,906)	(9,025)
Total gains (losses) on natural gas derivatives	1,687	(142,689)

Oil and condensate derivatives - fair value losses	(9,880)	(6)
Oil and condensate derivatives - settlement (losses) gains	(1,616)	504
Total (losses) gains on oil and condensate derivatives	(11,496)	498

NGL derivatives - fair value losses	(6,772)	(2,988)
NGL derivatives - settlement gains (losses)	768	(1,369)
Total losses on NGL derivatives	(6,004)	(4,357)

Total losses on natural gas, oil and NGL derivatives	$(15,813)	$(146,548)
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

	As of March 31, 2026
	Gross Assets (Liabilities) Presented in the Consolidated Balance Sheets	Gross Amounts Subject to Master Netting Agreements	Net Amount
Derivative assets	$111,295	$(40,678)	$70,617
Derivative liabilities	$(40,678)	$40,678	$—

	As of December 31, 2025
	Gross Assets (Liabilities) Presented in the Consolidated Balance Sheets	Gross Amounts Subject to Master Netting Agreements	Net Amount
Derivative assets	$60,458	$(30,671)	$29,787
Derivative liabilities	$(30,781)	$30,671	$(110)

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

Financial assets and liabilities
The following tables summarize the Company’s financial and non-financial assets and liabilities by valuation level (in thousands):

	March 31, 2026
	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$—	$111,295	$—
Contingent consideration arrangement	—	—	1,220
Total assets	$—	$111,295	$1,220
Liabilities:
Derivative instruments	$—	$40,678	$—

	December 31, 2025
	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$—	$60,458	$—
Contingent consideration arrangement	—	—	1,290
Total assets	$—	$60,458	$1,290
Liabilities:
Derivative instruments	$—	$30,781	$—
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
In connection with the SCOOP water infrastructure sale completed in the first quarter of 2020, the Company retained a contingent consideration arrangement. As of March 31, 2026, the fair value of the contingent consideration was $1.2 million, with $0.1 million classified within prepaid expenses and other current assets and $1.1 million classified within other assets. Fair value is measured using an income approach applying a discounted cash flow model and Level 3 inputs. The Company has elected the fair value option, and changes in fair value are recognized in earnings within Other, net.
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
Contract Balances
Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $129.0 million, $184.6 million and $155.9 million as of March 31, 2026, December 31, 2025 and December 31, 2024, respectively, and are reported in accounts receivable - oil, natural gas and natural gas liquids sales in the accompanying consolidated balance sheets. The Company has no assets or liabilities related to its revenue contracts, including no upfront or rights to deficiency payments as of March 31, 2026, December 31, 2025 and December 31, 2024.
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
The Company has historically entered into contracts for drilling rigs with varying terms with third parties to ensure operational continuity, cost control and rig availability in its operations. At March 31, 2026, the Company did not have any active long-term drilling rig contracts.
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
Future amounts due under operating lease liabilities as of March 31, 2026 were as follows (in thousands):

Remaining 2026	$352
2027	10
2028	—
2029	—
2030	—
Total lease payments	$362
Less: imputed interest	(4)
Total	$358
Lease costs incurred consisted of the following (in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Operating lease cost	$209	$1,426
Variable lease cost	—	—
Short-term lease cost	10,895	8,910
Total lease cost(1)	$11,104	$10,336
_____________________
(1)    The majority of the Company's total lease cost was capitalized to the full cost pool, and the remainder was included in either lease operating expenses or general and administrative expenses in the accompanying consolidated statements of operations.
The weighted-average remaining lease term as of March 31, 2026 was 0.48 years. The weighted-average discount rate used to determine the operating lease liability as of March 31, 2026 was 6.10%.

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
The Company's effective income tax rate was 21.2% and 27.5% for the three months ended March 31, 2026 and 2025, respectively. The difference between the actual rate and the statutory rate for the three months ended March 31, 2026 is primarily related to the excess tax benefit recorded discretely during the period.
At each reporting period, the Company weighs all available positive and negative evidence to determine whether its deferred tax assets are more likely than not to be realized. A valuation allowance for deferred tax assets, including net operating losses, is recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized. To assess that likelihood, the Company uses estimates and judgment regarding future taxable income and considers the tax laws in the jurisdiction where such taxable income is generated, to determine whether a valuation allowance is required. Such evidence can include current financial position, results of operations, both actual and forecasted, the reversal of deferred tax liabilities and tax planning strategies as well as the current and forecasted business economics of the oil and gas industry. Based upon the Company’s analysis, the Company currently believes it is more likely than not that a portion of the Company's federal and state deferred tax assets will be utilized. The Company has maintained a $82.3 million valuation allowance associated with its federal and state deferred tax assets. The Company does not currently have forecasted revenues in the jurisdictions that relate to these deferred tax assets.
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
15.RELATED PARTY TRANSACTIONS
Share Repurchase Program
On March 2, 2026, the Company purchased 84,416 shares of its common stock from Silver Point Capital, L.P. for approximately $17.2 million. The repurchase is part of the Company's existing Repurchase Program. Upon closing of the transaction on March 9, 2026, the repurchased common stock was cancelled.
16.SUBSEQUENT EVENTS
Natural Gas, Oil and NGL Derivative Instruments
Subsequent to March 31, 2026, as of April 29, 2026, the Company entered into the following derivative contracts:

Period	Type of Derivative Instrument	Index	Daily Volume	Weighted Average Price
Oil			(Bbl/d)	($/Bbl)
2027	Swaps	NYMEX WTI	500	$72.55

Natural Gas			(MMBtu/d)	($/MMBtu)
2028	Swaps	NYMEX Henry Hub	40,000	$3.70
Credit Facility Redetermination
On May 1, 2026, the Company completed its semi-annual borrowing base redetermination under its Credit Facility during which the borrowing base was reaffirmed at $1.1 billion and elected commitments were increased to $1.1 billion.

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
The following information updates the discussion of Gulfport’s financial condition provided in its Annual Report on Form 10-K for the year ended December 31, 2025 (“2025 Form 10-K”), and analyzes the changes in the results of operations between the periods of January 1, 2026 through March 31, 2026 and January 1, 2025 through March 31, 2025. For definitions of commonly used natural gas and oil terms found in this Quarterly Report on Form 10-Q, please refer to the “Definitions” provided in this report.
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
Recent Developments
Resignation of John Reinhart, as President, Chief Executive Officer and Director
On March 6, 2026, our President, Chief Executive Officer (“CEO”) and Director, John Reinhart, elected to depart the Company and resigned from our Board of Directors, effective immediately. Following his departure, our Board of Directors established an Office of the Chairman to assume executive oversight while we conduct a search for a permanent CEO. The Office of the Chairman is led by Timothy J. Cutt, Chairman of the Board and former CEO from May 2021 through January 2023, and includes Michael Hodges, Executive Vice President and Chief Financial Officer; Matthew Rucker, Executive Vice President and Chief Operating Officer; and Patrick Craine, Executive Vice President and Chief Legal and Administrative Officer.
Credit Facility
On May 1, 2026, the Company completed its semi-annual borrowing base redetermination under its Credit Facility during which the borrowing base was reaffirmed at $1.1 billion and elected commitments were increased to $1.1 billion.
Share Repurchase Program
During the three months ended March 31, 2026, the Company repurchased 866,279 shares for $172.8 million at a weighted average price of $199.45 per share. As of March 31, 2026, the Company repurchased 8.2 million shares for $1.1 billion at a weighted average price of $133.02 per share since the inception of the Repurchase Program.
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

Geopolitical and Market Conditions
Ongoing geopolitical instability, including the conflict involving Iran and heightened tensions in the Middle East, has contributed to increased volatility in global energy markets. While the Company does not have operations or assets in the affected regions, these events may impact commodity prices, global supply and demand dynamics, and overall market conditions. As of the date of this filing, the Company has not experienced any material direct impacts to its operations, liquidity, or financial condition as a result of these developments.
2026 Operational and Financial Highlights
During the first quarter of 2026, we had the following notable achievements:
•Reported total net production of 996.8 MMcfe per day.
•Turned to sales five gross (4.96 net) operated wells.
•Generated $292.9 million of operating cash flows.
•Repurchased 866,279 shares for $172.8 million at a weighted average price of $199.45 per share.
•Exited the quarter with total liquidity of $772.2 million.
2026 Production and Drilling Activity
Production Volumes

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Natural gas (Mcf/day)
Utica & Marcellus	782,851	686,964
SCOOP	122,919	150,851
Total	905,770	837,816
Oil and condensate (Bbl/day)
Utica & Marcellus	2,533	3,861
SCOOP	1,205	1,420
Total	3,738	5,282
NGL (Bbl/day)
Utica & Marcellus	5,827	3,495
SCOOP	5,605	6,467
Total	11,432	9,962
Combined (Mcfe/day)
Utica & Marcellus	833,010	731,105
SCOOP	163,776	198,175
Total	996,786	929,280
Totals may not sum or recalculate due to rounding.
Our total net production averaged approximately 996.8 MMcfe per day during the three months ended March 31, 2026, as compared to 929.3 MMcfe per day during the three months ended March 31, 2025. Production per day increased primarily due to the timing of our 2025 and 2026 development programs.
Utica/Marcellus. We spud 9 gross (8.86 net) operated wells targeting the Utica and Marcellus formations and commenced sales from 5 gross (4.96 net) operated Utica wells during the three months ended March 31, 2026.
SCOOP. We spud 2 gross (1.60 net) operated wells in the SCOOP during the three months ended March 31, 2026.

RESULTS OF OPERATIONS
Comparison of the Three Month Periods Ended March 31, 2026 and 2025
Natural Gas, Oil and Condensate and NGL Production and Pricing (sales totals in thousands)
The following table summarizes our natural gas, oil and condensate and NGL production, and related pricing for the three months ended March 31, 2026 as compared to the three months ended March 31, 2025. Some totals below may not sum or recalculate due to rounding.

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Natural gas sales
Natural gas production volumes (MMcf)	81,519	75,403
Natural gas production volumes (MMcf) per day	906	838
Total sales	$399,530	$281,506
Average price without the impact of derivatives ($/Mcf)	$4.90	$3.73
Impact from settled derivatives ($/Mcf)	$(0.68)	$(0.12)
Average price, including settled derivatives ($/Mcf)	$4.22	$3.61

Oil and condensate sales
Oil and condensate production volumes (MBbl)	336	475
Oil and condensate production volumes (MBbl) per day	4	5
Total sales	$22,338	$31,259
Average price without the impact of derivatives ($/Bbl)	$66.40	$65.76
Impact from settled derivatives ($/Bbl)	$(4.80)	$1.06
Average price, including settled derivatives ($/Bbl)	$61.60	$66.82

NGL sales
NGL production volumes (MBbl)	1,029	897
NGL production volumes (MBbl) per day	11	10
Total sales	$31,477	$30,817
Average price without the impact of derivatives ($/Bbl)	$30.59	$34.37
Impact from settled derivatives ($/Bbl)	$0.75	$(1.53)
Average price, including settled derivatives ($/Bbl)	$31.34	$32.84

Natural gas, oil and condensate and NGL sales
Natural gas equivalents (MMcfe)	89,711	83,635
Natural gas equivalents (MMcfe) per day	997	929
Total sales	$453,345	$343,582
Average price without the impact of derivatives ($/Mcfe)	$5.05	$4.11
Impact from settled derivatives ($/Mcfe)	$(0.63)	$(0.12)
Average price, including settled derivatives ($/Mcfe)	$4.42	$3.99

Production Costs:
Average lease operating expenses ($/Mcfe)	$0.27	$0.24
Average taxes other than income ($/Mcfe)	$0.10	$0.08
Average transportation, gathering, processing and compression ($/Mcfe)	$1.01	$0.99
Total lease operating expenses, taxes other than income and midstream costs ($/Mcfe)	$1.38	$1.31

Natural Gas, Oil and Condensate and NGL Sales (in thousands)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	% Change
Natural gas	$399,530	$281,506	42%
Oil and condensate	22,338	31,259	(29)%
NGL	31,477	30,817	2%
Natural gas, oil and condensate and NGL sales	$453,345	$343,582	32%
The increase in natural gas sales without the impact of derivatives when comparing the three months ended March 31, 2026, to the three months ended March 31, 2025 was due to a 31% increase in realized natural gas prices and an 8% increase in sales volumes. The realized price change was primarily driven by the increase in the average Henry Hub gas index from $3.65 per Mcf in the three months ended March 31, 2025, to $5.04 per Mcf during the three months ended March 31, 2026. The 8% increase in natural gas production was primarily due to the timing of our 2025 and 2026 development programs.
The decrease in oil and condensate sales without the impact of derivatives when comparing the three months ended March 31, 2026, to the three months ended March 31, 2025, was due to a 29% decrease in sales volumes, partially offset by a 2% increase in realized prices. The 29% decrease in oil and condensate production was primarily due to natural declines partially offset by our 2025 and 2026 development programs. The realized price change was primarily driven by the increase in the average WTI crude index from $71.42 per barrel in the three months ended March 31, 2025, to $71.93 per barrel during the three months ended March 31, 2026.
The increase in NGL sales without the impact of derivatives when comparing the three months ended March 31, 2026, to the three months ended March 31, 2025, was due to a 15% increase in NGL sales volumes, partially offset by an 11% decrease in realized prices. The 15% increase in NGL production was primarily due to commencement of sales on new wells targeting the Utica and Marcellus liquids windows.
Natural Gas, Oil and NGL Derivatives (in thousands)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Natural gas derivatives - fair value gains (losses)	$57,593	$(133,664)
Natural gas derivatives - settlement losses	(55,906)	(9,025)
Total gains (losses) on natural gas derivatives	1,687	(142,689)

Oil and condensate derivatives - fair value losses	(9,880)	(6)
Oil and condensate derivatives - settlement (losses) gains	(1,616)	504
Total (losses) gains on oil and condensate derivatives	(11,496)	498

NGL derivatives - fair value losses	(6,772)	(2,988)
NGL derivatives - settlement gains (losses)	768	(1,369)
Total losses on NGL derivatives	(6,004)	(4,357)

Total losses on natural gas, oil and NGL derivatives	$(15,813)	$(146,548)
We recognize fair value changes on our natural gas, oil and NGL derivative instruments in each reporting period. The changes in fair value resulted from new positions and settlements that occurred during each period, as well as the relationship between contract prices and the associated forward curves. The change in the total loss for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, was primarily the result of changes in futures pricing for oil, natural gas, and NGLs during each period. See Note 10 of our consolidated financial statements for hedged volumes and pricing.

Lease Operating Expenses (in thousands, except per unit)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	% Change
Lease operating expenses
Utica & Marcellus	$19,316	$13,592	42%
SCOOP	5,140	6,691	(23)%
Total lease operating expenses	$24,456	$20,283	21%

Lease operating expenses per Mcfe
Utica & Marcellus	$0.26	$0.21	25%
SCOOP	0.35	0.38	(7)%
Total lease operating expenses per Mcfe	$0.27	$0.24	12%
The increase in our total and per unit LOE for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, was primarily the result of an increase in compression, water hauling and labor expenses.
Taxes Other Than Income (in thousands, except per unit)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	% Change
Production taxes	$5,890	$5,438	8%
Property taxes	2,210	428	416%
Other	1,084	760	43%
Total taxes other than income	$9,184	$6,626	39%
Total taxes other than income per Mcfe	$0.10	$0.08	29%
The increase in total and per unit taxes other than income for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, was primarily related to an increase in property taxes and an increase in natural gas sales as discussed above.
Transportation, Gathering, Processing and Compression (in thousands, except per unit)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	% Change
Transportation, gathering, processing and compression	$90,567	$82,870	9%
Transportation, gathering, processing and compression per Mcfe	$1.01	$0.99	2%
Transportation, gathering, processing and compression for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, increased on a total and per unit basis primarily as a result of a 7% increase in total production volumes.
Depreciation, Depletion and Amortization (in thousands, except per unit)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	% Change
Depreciation, depletion and amortization of oil and gas properties	$74,876	$65,090	15%
Depreciation, depletion and amortization of other property and equipment	554	532	4%
Total depreciation, depletion and amortization	$75,430	$65,622	15%
Depreciation, depletion and amortization per Mcfe	$0.84	$0.78	7%
The total and per unit depreciation, depletion and amortization for the three months ended March 31, 2026 compared to the three months ended March 31, 2025, increased primarily due to a higher depletion rate driven by our drilling and development activities subsequent to the first quarter of 2025.

General and Administrative Expenses (in thousands, except per unit)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	% Change
General and administrative expenses, gross	$19,277	$19,199	—%
Reimbursed from third parties	(4,046)	(3,966)	2%
Capitalized general and administrative expenses	(5,523)	(6,232)	(11)%
General and administrative expenses, net	$9,708	$9,001	8%
General and administrative expenses, net per Mcfe	$0.11	$0.11	1%
The increase in total general and administrative expenses for the three months ended March 31, 2026 compared to March 31, 2025, was primarily driven by increases in employee compensation expenses, legal expenses primarily related to activity disclosed in Note 9 of our consolidated financial statements and expenses associated with the Chief Executive Officer search partially offset by a decrease in stock compensation expense related to the forfeitures of unvested restricted stock units and performance vesting restricted stock units due to the departure of the Company's Chief Executive Officer during the quarter. General and administrative expenses on a per unit basis remained consistent, as production volumes increased comparable to general and administrative expenses.
Interest Expense (in thousands, except per unit)

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025	% Change
Interest on 2026 Senior Notes	$—	$514	(100)%
Interest on 2029 Senior Notes	10,969	10,969	—%
Interest expense on Credit Facility	4,283	1,685	154%
Amortization of loan costs	1,338	1,300	3%
Capitalized interest	(1,425)	(1,430)	—%
Other	221	318	(31)%
Total interest expense	$15,386	$13,356	15%
Interest expense per Mcfe	$0.17	$0.16	7%
Total interest expense for the three months ended March 31, 2026, increased 15% compared to the three months ended March 31, 2025 which was primarily due to higher borrowings on our Credit Facility. See Note 4 of our consolidated financial statements for further details regarding our long-term debt.
Income Taxes
We recorded an income tax expense of $44.7 million for the three months ended March 31, 2026 compared to income tax benefit of $0.2 million for the three months ended March 31, 2025. See Note 14 of our consolidated financial statements for further discussion of our income tax expense.
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
For the three months ended March 31, 2026, our primary sources of capital resources and liquidity have consisted of internally generated cash flows from operations and access to our Credit Facility, and our primary uses of cash have been for development of our oil and natural gas properties, share repurchases and interest payments.

We believe our annual free cash flow generation, borrowing capacity under the Credit Facility and cash on hand will provide sufficient liquidity to fund our operations, working capital, capital expenditures, interest expense and share repurchases during the next 12 months and the foreseeable future.
To the extent actual operating results, realized commodity prices or uses of cash differ from our assumptions, our liquidity could be adversely affected. See Note 4 of our consolidated financial statements for further discussion of our debt obligations, including the principal and carrying amounts of our senior notes.
As of March 31, 2026, we had $2.9 million of cash and cash equivalents, $182.0 million of outstanding borrowings under our Credit Facility, $48.7 million of letters of credit outstanding and $650.0 million of outstanding 2029 Senior Notes. Our total principal amount of funded debt as of March 31, 2026 was $832.0 million.
As of April 29, 2026 we had $2.5 million of cash and cash equivalents, $169.0 million in borrowings under our Credit Facility, $48.7 million of letters of credit outstanding and $650.0 million of outstanding 2029 Senior Notes.
Debt. As of March 31, 2026, we were in compliance with all financial covenants and had approximately $769.3 million of availability under the Credit Facility. The Credit Facility is subject to semi‑annual borrowing base redeterminations primarily based on projected future cash flows.
See Note 4 of our consolidated financial statements for additional discussion of our outstanding debt.
Dividends on Preferred Stock. We redeemed the remaining outstanding balance of our preferred stock on September 5, 2025. During the three months ended March 31, 2025, the Company paid $0.9 million of cash dividends to holders of our preferred stock.
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
Derivatives and Hedging Activities. Our results of operations and cash flows are impacted by changes in market prices for natural gas, oil and NGL. To mitigate a portion of the exposure to adverse market changes, we have entered into various derivative instruments. Our natural gas, oil and NGL derivative activities, when combined with our sales of natural gas, oil and NGL, allow us to predict with greater certainty the total revenue we will receive. See Item 3 “Quantitative and Qualitative Disclosures About Market Risk” for further discussion on the impact of commodity price risk on our financial position. Additionally, see Note 10 of our consolidated financial statements for further discussion of derivatives and hedging activities.
Capital Expenditures. Our capital expenditures have historically been related to the execution of our drilling and completion activities in addition to certain lease acquisition activities. Our capital investment strategy is focused on prudently developing our existing properties to generate sustainable cash flow considering current and forecasted commodity prices. For the three months ended March 31, 2026, the Company's incurred capital expenditures totaled $161.2 million related to operated activities, of which $117.9 million related to drilling and completion activities, $3.9 million related to maintenance land and seismic investments and $39.5 million related to discretionary acreage acquisitions.

Our operated drilling and completion capital expenditures for 2026 are currently estimated to be in the range of $365 million to $390 million. Also, we currently expect to spend approximately $35 million to $40 million in 2026 for maintenance land and seismic investments, primarily focused on near-term drilling programs and facilitating increases in our working interests and lateral footage in units we plan to drill in 2026, 2027 and 2028. We expect this capital program to result in approximately 1.030 to 1.055 Bcfe per day of production in 2026.
Sources and Uses of Cash
The following table presents the major changes in cash and cash equivalents (in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Net cash provided by operating activities	$292,918	$177,280
Additions to oil and natural gas properties	(137,833)	(108,231)
Debt activity, net	35,000	(3,000)
Repurchases of common stock	(169,752)	(57,809)
Dividends on preferred stock	—	(862)
Shares exchanged for tax withholdings	(18,644)	(2,962)
Other	(581)	(547)
Net change in cash and cash equivalents	$1,108	$3,869
Cash and cash equivalents at end of period	$2,921	$5,342
Net cash provided by operating activities. Net cash provided by operating activities was $292.9 million for the three months ended March 31, 2026, as compared to $177.3 million for the three months ended March 31, 2025.
Additions to oil and natural gas properties. During the three months ended March 31, 2026, we spud nine gross (8.86 net) operated wells and commenced sales from five gross (4.96 net) operated wells targeting the Utica and Marcellus formations for a total incurred cost of approximately $105.0 million. During the three months ended March 31, 2026, we spud 2 gross (1.60 net) operated wells in the SCOOP for a total incurred cost of approximately $12.8 million.
Drilling and completion costs discussed above reflect incurred costs while drilling and completion costs presented in the table below reflect cash payments for drilling and completions. Incurred capital expenditures and cash capital expenditures may vary from period to period due to the cash payment cycle. Cash capital expenditures were as follows (in thousands):

	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Oil and Natural Gas Property Cash Expenditures:
Drilling and completion costs	$83,470	$90,859
Leasehold and seismic acquisitions	43,372	11,207
Other	10,991	6,165
Total oil and natural gas property expenditures	$137,833	$108,231
Debt activity, net. In the three months ended March 31, 2026, the Company had $575.0 million and $540.0 million in borrowings and repayments, respectively, on its Credit Facility. As of April 29, 2026 the Company had $169.0 million in borrowings outstanding on its Credit Facility.
Repurchases of common stock. During the three months ended March 31, 2026, the Company repurchased 866,279 shares for approximately $172.8 million under the Repurchase Program at a weighted average price of $199.45 per share. For the same period in 2025, the Company repurchased 340,664 shares for $60.0 million at a weighted average price of $176.13 per share.
Dividends on preferred stock. During the three months ended March 31, 2025, the Company paid $0.9 million of cash dividends to holders of our preferred stock. We redeemed the remaining outstanding balance of our preferred stock on September 5, 2025.

Shares exchanged for tax withholdings. During the three months ended March 31, 2026, the Company paid $18.6 million of shares exchanged for tax withholdings compared to $3.0 million in the three months ended March 31, 2025. The increase in shares traded for taxes was primarily due to the vesting of certain performance vesting restricted stock units, as discussed in Note 7 of our consolidated financial statements.
Contractual and Commercial Obligations
We have various contractual obligations in the normal course of our operations and financing activities, as discussed in Note 9 of our consolidated financial statements. There have been no other material changes to our contractual obligations from those disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.
Off-balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of March 31, 2026, our material off-balance sheet arrangements and transactions include $48.7 million in letters of credit outstanding against our Credit Facility and $45.3 million in surety bonds issued. Both the letters of credit and surety bonds are being used as financial assurance, primarily for certain firm transportation agreements. Additionally, the Company entered into various contractual commitments to purchase inventory and other material to be used in future activities. The Company's commitment to purchase these materials exists through 2026, with approximately $8.8 million remaining. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources. See Note 9 of our consolidated financial statements for further discussion of the various financial guarantees we have issued.
Critical Accounting Policies and Estimates
As of March 31, 2026, there have been no significant changes in our critical accounting policies from those disclosed in our 2025 Annual Report on Form 10-K.

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
We use derivative instruments to achieve our risk management objectives, including swaps and costless collars. All of these are described in more detail below. We typically use swaps for a large portion of the oil and natural gas price risk we hedge.
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
As of March 31, 2026, our natural gas, oil and NGL derivative instruments consisted of the following types of instruments:
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

Our hedge arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or commodity prices increase. At March 31, 2026, we had a net asset derivative position of $70.6 million as compared to a net asset derivative position of $29.7 million as of December 31, 2025. Utilizing actual derivative contractual volumes, a 10% increase in underlying commodity prices would have decreased our asset by approximately $92.5 million, while a 10% decrease in underlying commodity prices would have increased our asset by approximately $92.7 million. However, any realized derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.
Interest Rate Risk. Our Credit Facility is structured under floating rate terms, as advances under these facilities may be in the form of either base rate loans or term benchmark loans. As such, our interest expense is sensitive to fluctuations in the prime rates in the United States, or, if the term benchmark rates are elected, the term benchmark rates. At March 31, 2026, we had $182.0 million outstanding borrowings under our Credit Facility which bore interest at a weighted average rate of 6.30% for the three months ended March 31, 2026. As of March 31, 2026, we did not have any interest rate swaps to hedge interest rate risks.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Control and Procedures. Under the direction of our Board Chair and our Chief Financial Officer, and with participation of management, we have established disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to management, including our Board Chair and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
As of March 31, 2026, an evaluation was performed under the supervision and with the participation of management, including our Board Chair and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our Board Chair and our Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures are effective.
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
The information with respect to this Item 1. “Legal Proceedings” is set forth in Note 9 of our consolidated financial statements.

ITEM 1A.	RISK FACTORS
Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock or senior notes are described below and under “Risk Factors” in Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
Our common stock repurchase activity for the three months ended March 31, 2026 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Approximate maximum dollar value of shares that may yet be purchased under the plans or programs
January 1 - January 31	234,895	$190.82	166,187	$549,038,000
February 1 - February 28	273,792	$201.36	273,168	$494,038,000
March 1 - March 31	448,118	$204.48	426,924	$406,835,000
Total	956,805	$200.23	866,279
_____________________
(1)    We repurchased and canceled 68,708, 624 and 21,194 shares of our common stock at a weighted average price of $207.38, $208.66 and $208.92 to satisfy tax withholding requirements incurred upon the vesting of restricted stock unit awards during January, February and March 2026, respectively.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Trading Arrangements
During the three months ended March 31, 2026, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

Appointment of President and Chief Executive Officer
On May 4, 2026, the Board of Directors appointed Domenic J. Dell’Osso, Jr. as President and Chief Executive Officer of the Company, effective as of May 28, 2026 (the “Effective Date”). Mr. Dell’Osso has more than 20 years of experience in the energy sector, with expertise in corporate strategy, capital markets and mergers and acquisitions, as well as leading companies through periods of transformation to position them for long-term value creation. Most recently, he served as President and Chief Executive Officer of Expand Energy Corporation (NASDAQ: EXE) (formerly Chesapeake Energy Corporation) from 2021 to February 2026. During his tenure as CEO, Expand Energy became the largest natural gas producer in the United States and grew EBITDA and free cash flow significantly. The company also became widely recognized as the capital efficiency and cost leader in every basin of operations, exhibiting disciplined capital allocation to match market conditions and return significant capital to shareholders. Mr. Dell’Osso joined Chesapeake in 2008, serving in roles of increasing responsibility, including Executive Vice President and Chief Financial Officer from 2010 to 2021. Prior to Chesapeake, he was an investment banker with Jefferies & Co and Banc of America Securities. He earned a Master of Business Administration in Finance from The University of Texas at Austin and a Bachelor’s degree in Economics from Boston College. Mr. Dell’Osso currently serves on the board of Transocean Ltd. (NYSE: RIG). There are no family relationships between Mr. Dell’Osso and any director or executive officer of the Company that are required to be disclosed pursuant to Item 401(d) of Regulation S-K, there are no undertakings between Mr. Dell’Osso and any other person pursuant to which he was selected to serve as an officer of the Company, and there are no transactions between the Company and Mr. Dell’Osso that would require disclosure under Item 404(a) of Regulation S-K.
Upon Mr. Dell’Osso’s commencement of service as President and Chief Executive Officer, the Office of the Chairman will be discontinued and Timothy Cutt, Michael Hodges, Matthew Rucker and Patrick Craine will continue to serve in their roles as non-executive Chairman of the Board, Executive Vice President and Chief Financial Officer, Executive Vice President and Chief Operating Officer and Executive Vice President and Chief Legal and Administrative Officer, respectively.
In connection with Mr. Dell’Osso’s appointment as President and Chief Executive Officer of the Company, he and the Company entered into an Employment Agreement (the “Dell’Osso Employment Agreement”), effective as of the Effective Date. The Dell’Osso Employment Agreement provides for, among other things, (i) an initial employment term ending on December 31, 2029, with one-year automatic renewals unless either party provides at least 90 days’ prior written notice of its intention to not extend the term; provided, that if a Change in Control (as defined in the Gulfport Energy Corporation 2021 Stock Incentive Plan, as may be amended from time to time (the “Plan”)) occurs, the employment term will be extended to the later of the original expiration date of the term and the expiration of the 24 month period following the effective date of such Change in Control, (ii) an annualized base salary of $925,000, (iii) eligibility to receive an annual performance-based cash bonus, with the target value for fiscal year 2026 equal to 120% of his base salary, and (iv) eligibility to receive annual grants of incentive equity awards pursuant to the Plan, as determined in the sole discretion of the Company’s Compensation Committee.
Under the Dell’Osso Employment Agreement, if Mr. Dell’Osso’s employment is terminated by the Company without Cause or if Mr. Dell’Osso resigns for Good Reason (each as defined in the Dell’Osso Employment Agreement), Mr. Dell’Osso will receive, subject to his execution and non-revocation of a release of claims against the Company and its affiliates and his continued compliance with restrictive covenants, (i) a cash severance payment equal to two times the sum of his then-current base salary plus his target annual bonus for the fiscal year in which such termination occurs (which is increased to three times the sum of base salary and target annual bonus in the event such a termination occurs within 24 months following a Change in Control), (ii) payment of the pro rata portion of his target annual bonus for the fiscal year in which such termination occurs, and (iii) subject to Mr. Dell’Osso’s timely election of continuation coverage under COBRA, a cash payment equal to his aggregate monthly COBRA premiums for the 12 month period following such termination date, to be used by Mr. Dell’Osso to subsidize his COBRA premiums (which is increased to 18 months in the event such a termination occurs within 24 months following a Change in Control), in each case, payable in a lump sum on the 60th date following such termination date. The Employment Agreement also provides for the following restrictive covenants: (i) non-solicitation of customers, employees and independent contractors during employment and for 12 months following termination, (ii) perpetual non-disclosure of confidential information and trade secrets, and (iii) assignment of intellectual property. The foregoing description of the terms of the Dell’Osso Employment Agreement is not complete and is qualified in its entirety by reference to the full text of the form Employment Agreement, a copy of which is attached hereto as Exhibit 10.1.

In addition, in connection with Mr. Dell’Osso’s appointment as President and Chief Executive Officer of the Company, subject to approval by the Company’s Compensation Committee and contingent upon Mr. Dell’Osso commencing employment with the Company on May 28, 2026, Mr. Dell’Osso will be granted an onboarding grant equal to approximately $2,000,000 in the form of time-based restricted stock units, granted pursuant to the Form of Executive Restricted Stock Unit Award Agreement, dated as of February 23, 2026, which was filed as Exhibit 10.40 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed on February 25, 2026, and incorporated by reference herein (the “Form RSU Award Agreement”), and an initial equity award under the Plan, with a target value equal to approximately $5,800,000. Such award will be granted as follows: (i) 40% in the form of time-based restricted stock units, granted pursuant to the Form of Employee Restricted Stock Unit Award Agreement pursuant to the Form RSU Award Agreement, and (ii) 60% in the form of performance-based restricted stock units, granted pursuant to the Form of Performance-Based Restricted Stock Unit Award Agreement, dated as of February 23, 2026, which was filed as Exhibit 10.39 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2025, filed on February 25, 2026, and incorporated by reference herein (the “Form PRSU Award Agreement”).
Amended & Restated Executive Employment Agreements and Equity Awards
On May 4, 2026, the Board of Directors authorized the Company to enter into amended and restated employment agreements, with each of Patrick K. Craine, the Company’s Chief Legal and Administrative Officer and Corporate Secretary, Michael Hodges, the Company’s Chief Financial Officer, Matthew Rucker, the Company’s Chief Operating Officer and Michael J. Sluiter, the Company’s Senior Vice President of Reservoir Engineering, (collectively, as amended and restated, the “Employment Agreements”). The terms of the Employment Agreements are substantially similar to the Form Employment Agreement, except that:
•Mr. Craine will (i) receive an annualized base salary of $530,000, (ii) eligibility to receive an annual performance-based cash bonus, with the target value for fiscal year 2026 equal to 90% of his base salary, and (iii) eligibility to receive annual grants of incentive equity awards pursuant to the Plan, as determined in the sole discretion of the Company’s Compensation Committee.
•Mr. Hodges will (i) receive an annualized base salary of $560,000, (ii) eligibility to receive an annual performance-based cash bonus, with the target value for fiscal year 2026 equal to 100% of his base salary, and (iii) eligibility to receive annual grants of incentive equity awards pursuant to the Plan, as determined in the sole discretion of the Company’s Compensation Committee.
•Mr. Rucker will (i) receive an annualized base salary of $530,000, (ii) eligibility to receive an annual performance-based cash bonus, with the target value for fiscal year 2026 equal to 100% of his base salary, and (iii) eligibility to receive annual grants of incentive equity awards pursuant to the Plan, as determined in the sole discretion of the Company’s Compensation Committee.
•Mr. Sluiter will (i) receive an annualized base salary of $445,000, (ii) eligibility to receive an annual performance-based cash bonus, with the target value for fiscal year 2026 equal to 80% of his base salary, and (iii) eligibility to receive annual grants of incentive equity awards pursuant to the Plan, as determined in the sole discretion of the Company’s Compensation Committee.
•The awards granted to Mr. Craine, Mr. Hodges, Mr. Rucker and Mr. Sluiter will be granted as follows: (i) 40% in the form of time-based restricted stock units, granted pursuant to the Form RSU Award Agreement and (ii) 60% in the form of performance-based restricted stock units, granted pursuant to the Form PRSU Award Agreement. The foregoing description of the Employment Agreements does not purport to be complete and is qualified in its entirety by reference to the full text of the form Employment Agreement, which is filed as Exhibit 10.1 to this Report.

ITEM 6.	EXHIBITS

INDEX OF EXHIBITS
Incorporated by Reference
Exhibit Number	Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Amended Joint Chapter 11 Plan of Reorganization of Gulfport Energy Corporation and its Debtor Subsidiaries, dated April 14, 2021.	8-K	001-19514	2.2	4/29/2021

3.1	Amended and Restated Certificate of Incorporation of Gulfport Energy Corporation.	8-K	000-19514	3.1	5/17/2021

3.2	Amended and Restated Bylaws of Gulfport Energy Corporation.	8-K	000-19514	3.2	5/17/2021

10.1+	Form of Employment Agreement.					X

31.1	Certification of Board Chair of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

32.1
Certification of Board Chair of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
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
Date: May 6, 2026

GULFPORT ENERGY CORPORATION

By:	/s/ Michael Hodges
Michael Hodges Chief Financial Officer