Form 10-Q
period 2026-06-30
GULFPORT ENERGY CORP
filed 2026-08-04
CIK 874499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
 Yes  ☒    No  ☐
As of July 28, 2026, 17,683,866 shares of the registrant’s common stock were outstanding.

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

WTI. West Texas Intermediate.

Cautionary Note Regarding Forward-Looking Statements
This Form 10-Q may include forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the "Securities Act"), Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and the Private Securities Litigation Reform Act of 1995, that are subject to risks and uncertainties. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. In some cases, you can identify forward looking statements by terms such as “may,” “will,” “should,” “could,” “would,” “expects,” “plans,” “anticipates,” “intends,” “believes,” “estimates,” “projects,” “predicts,” “potential” and similar expressions intended to identify forward-looking statements. All statements, other than statements of historical facts, included in this Form 10-Q that address activities, events or developments that we expect or anticipate will or may occur in the future, including the expected impact of U.S. trade policy and its impact on broader economic conditions; the war in Ukraine, the conflict in Iran, the disruptions in the Strait of Hormuz and broader geopolitical tension in the Middle East on our business, our industry and the global economy; estimated future production and net revenues from oil and gas reserves and the present value thereof; future capital expenditures (including the amount and nature thereof); share repurchases; business strategy and measures to implement strategy; competitive strength, goals, expansion and growth of our business and operations; plans, references to future success, reference to intentions as to future matters and other such matters are forward-looking statements.
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
Although we believe our estimates and assumptions to be reasonable, they are inherently uncertain and involve a number of risks and uncertainties that are beyond our control. In addition, management's assumptions about future events may prove to be inaccurate. Management cautions all readers that the forward-looking statements contained in this Form 10-Q are not guarantees of future performance, and we cannot assure any reader that those statements will be realized or the forward-looking events and circumstances will occur. Actual results may differ materially from those anticipated or implied in the forward-looking statements due to the factors listed in Item 1A. “Risk Factors” and Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2025 (the “2025 Form 10-K”) and elsewhere in this Form 10-Q. All forward-looking statements speak only as of the date of this Form 10-Q.
All forward-looking statements, expressed or implied, included in this Form 10-Q are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.
Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements, all of which are expressly qualified by the statements in this section, to reflect events or circumstances after the date of this Form 10-Q.
We may use the Investors section of our website (www.gulfportenergy.com) to communicate with investors. It is possible that the financial and other information posted there could be deemed to be material information. The information on our website is not part of this Form 10-Q.

GULFPORT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$1,054	$1,813
Accounts receivable—oil, natural gas, and natural gas liquids sales	114,376	184,649
Accounts receivable—joint interest and other	13,643	9,282
Prepaid expenses and other current assets	9,566	7,952
Short-term derivative instruments	82,220	45,155
Total current assets	220,859	248,851
Property and equipment:
Oil and natural gas properties, full-cost method
Proved oil and natural gas properties	4,217,986	3,902,539
Unproved properties	286,051	232,959
Other property and equipment	14,136	13,008
Total property and equipment	4,518,173	4,148,506
Less: accumulated depletion, depreciation and amortization	(2,016,730)	(1,868,481)
Total property and equipment, net	2,501,443	2,280,025
Other assets:
Long-term derivative instruments	34,119	15,303
Deferred tax asset	397,865	465,738
Operating lease assets	153	561
Other assets	16,575	19,062
Total other assets	448,712	500,664
Total assets	$3,171,014	$3,029,540
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$367,021	$342,382
Short-term derivative instruments	16,073	21,865
Current portion of operating lease liabilities	148	550
Total current liabilities	383,242	364,797
Non-current liabilities:
Long-term derivative instruments	3,810	8,916
Asset retirement obligation	34,426	32,912
Non-current operating lease liabilities	5	10
Long-term debt	922,257	788,187
Total non-current liabilities	960,498	830,025
Total liabilities	$1,343,740	$1,194,822
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock - $0.0001 par value, 42.0 million shares authorized, 17.7 million issued and outstanding at June 30, 2026, and 18.8 million issued and outstanding at December 31, 2025	2	2
Additional paid-in capital	—	—
Retained earnings	1,827,704	1,834,716
Treasury stock, at cost - 2.5 thousand shares at June 30, 2026 and 0 shares at December 31, 2025	(432)	—
Total stockholders’ equity	$1,827,274	$1,834,718
Total liabilities and stockholders’ equity	$3,171,014	$3,029,540
See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
REVENUES:
Natural gas sales	$198,253	$241,236
Oil and condensate sales	32,841	41,543
Natural gas liquid sales	30,459	28,736
Net gain on natural gas, oil and NGL derivatives	61,675	136,101
Total revenues	323,228	447,616
OPERATING EXPENSES:
Lease operating expenses	19,831	17,628
Taxes other than income	7,374	7,556
Transportation, gathering, processing and compression	84,626	86,508
Depreciation, depletion and amortization	73,053	73,643
General and administrative expenses	10,661	10,926
Accretion expense	618	587
Total operating expenses	196,163	196,848
INCOME FROM OPERATIONS	127,065	250,768
OTHER EXPENSE:
Interest expense	15,792	13,731
Other, net	155	901
Total other expense	15,947	14,632
INCOME BEFORE INCOME TAXES	111,118	236,136
INCOME TAX (BENEFIT) EXPENSE:
Current	(244)	274
Deferred	24,260	51,396
Total income tax expense	24,016	51,670
NET INCOME	$87,102	$184,466
Dividends on preferred stock	—	(804)
Participating securities - preferred stock	—	(20,622)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$87,102	$163,040
NET INCOME PER COMMON SHARE:
Basic	$4.87	$9.21
Diluted	$4.85	$9.12
Weighted average common shares outstanding—Basic	17,895	17,707
Weighted average common shares outstanding—Diluted	17,945	17,907

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
REVENUES:
Natural gas sales	$597,783	$522,742
Oil and condensate sales	55,179	72,802
Natural gas liquid sales	61,936	59,553
Net gain (loss) on natural gas, oil and NGL derivatives	45,862	(10,447)
Total revenues	760,760	644,650
OPERATING EXPENSES:
Lease operating expenses	44,287	37,911
Taxes other than income	16,558	14,182
Transportation, gathering, processing and compression	175,193	169,378
Depreciation, depletion and amortization	148,483	139,265
General and administrative expenses	20,369	19,927
Accretion expense	1,216	1,205
Total operating expenses	406,106	381,868
INCOME FROM OPERATIONS	354,654	262,782
OTHER EXPENSE:
Interest expense	31,178	27,087
Other, net	1,853	199
Total other expense	33,031	27,286
INCOME BEFORE INCOME TAXES	321,623	235,496
INCOME TAX EXPENSE:
Current	826	105
Deferred	67,873	51,389
Total income tax expense	68,699	51,494
NET INCOME	$252,924	$184,002
Dividends on preferred stock	—	(1,666)
Participating securities - preferred stock	—	(20,385)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$252,924	$161,951
NET INCOME PER COMMON SHARE:
Basic	$13.88	$9.10
Diluted	$13.82	$9.01
Weighted average common shares outstanding—Basic	18,222	17,793
Weighted average common shares outstanding—Diluted	18,306	18,009
 See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Treasury Stock	Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2025	17,798	$2	$—	$129,059	$1,582,332	$1,711,393
Net loss	—	—	—	—	(464)	(464)
Conversion of preferred stock	324	—	—	4,461	—	4,461
Stock compensation	—	—	—	4,538	—	4,538
Repurchase of common stock under Repurchase Program	(329)	—	(2,192)	(58,409)	—	(60,601)
Issuance of common stock upon vesting of share-based awards	40	—	—	—	—	—
Common stock withheld for income taxes on share-based awards	(17)	—	—	(2,962)	—	(2,962)
Dividends on preferred stock	—	—	—	(4)	(862)	(866)
Balance at March 31, 2025	17,816	$2	$(2,192)	$76,683	$1,581,006	$1,655,499
Net income	—	—	—	—	184,466	184,466
Conversion of preferred stock	113	—	—	1,531	—	1,531
Stock compensation	—	—	—	4,870	—	4,870
Net cash payments on performance vesting restricted stock units	—	—	—	(12,297)	—	(12,297)
Repurchase of common stock under Repurchase Program	(348)	—	1,692	(67,009)	—	(65,317)
Issuance of common stock upon vesting of share-based awards	39	—	—	—	—	—
Common stock withheld for income taxes on share-based awards	(12)	—	—	(2,266)	—	(2,266)
Dividends on preferred stock	—	—	—	(3)	(804)	(807)
Balance at June 30, 2025	17,608	$2	$(500)	$1,509	$1,764,668	$1,765,679

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY CONTINUED
(In thousands)
(Unaudited)

	Common Stock		Treasury Stock	Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2026	18,810	$2	$—	$—	$1,834,716	$1,834,718
Net income	—	—	—	—	165,822	165,822
Stock compensation	—	—	—	2,610	(2,317)	293
Repurchase of common stock under Repurchase Program	(852)	—	(3,024)	(1,502)	(169,978)	(174,504)
Issuance of common stock upon vesting of share-based awards	208	—	—	—	—	—
Common stock withheld for income taxes on share-based awards	(90)	—	—	(1,108)	(17,536)	(18,644)
Balance at March 31, 2026	18,076	$2	$(3,024)	$—	$1,810,707	$1,807,685
Net income	—	—	—	—	87,102	87,102
Stock compensation	—	—	—	4,017	—	4,017
Repurchase of common stock under Repurchase Program	(404)	—	2,592	(3,082)	(70,105)	(70,595)
Issuance of common stock upon vesting of share-based awards	19	—	—	—	—	—
Common stock withheld for income taxes on share-based awards	(5)	—	—	(935)	—	(935)
Balance at June 30, 2026	17,686	$2	$(432)	$—	$1,827,704	$1,827,274
See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Cash flows from operating activities:
Net income	$252,924	$184,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	148,483	139,265
Net (gain) loss on derivative instruments	(45,862)	10,447
Net cash (payments) receipts on settled derivative instruments	(20,917)	9,550
Deferred income tax expense	67,873	51,389
Stock-based compensation expense	2,888	6,303
Other, net	3,814	3,850
Changes in operating assets and liabilities, net	33,644	3,877
Net cash provided by operating activities	442,847	408,683
Cash flows from investing activities:
Additions to oil and natural gas properties	(312,787)	(253,000)
Other, net	(1,177)	(965)
Net cash used in investing activities	(313,964)	(253,965)
Cash flows from financing activities:
Principal payments on Credit Facility	(799,000)	(414,000)
Borrowings on Credit Facility	932,000	431,000
Early retirement of 2026 Senior Notes	—	(25,702)
Dividends on preferred stock	—	(1,666)
Repurchase of common stock under Repurchase Program	(225,104)	(109,500)
Repurchase of common stock under Repurchase Program - related party	(17,239)	(15,000)
Net cash payments on performance vesting restricted stock units	—	(12,297)
Shares exchanged for tax withholdings	(19,579)	(5,228)
Other, net	(720)	(4)
Net cash used in financing activities	(129,642)	(152,397)
Net change in cash and cash equivalents	(759)	2,321
Cash and cash equivalents at beginning of period	1,813	1,473
Cash and cash equivalents at end of period	$1,054	$3,794
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
This Quarterly Report on Form 10-Q (this “Form 10-Q”) relates to the financial position as of June 30, 2026, the results of operations for the three and six months ended June 30, 2026 and 2025 and the cash flows for the six months ended June 30, 2026 and 2025. The Company's 2025 Form 10-K should be read in conjunction with this Form 10-Q. The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of our condensed consolidated financial statements and accompanying notes and include the accounts of our wholly-owned subsidiaries. Intercompany accounts and balances have been eliminated. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.
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
Reclassification
Certain reclassifications have been made to prior period financial statements and related disclosures to conform to current period presentation. These reclassifications have no impact on previously reported total assets, total liabilities, net income or total operating cash flows.

Accounts Payable and Accrued Liabilities (in thousands):

	June 30, 2026	December 31, 2025
Revenue payable and suspense	$139,691	$157,532
Accounts payable	65,061	53,107
Accrued capital expenditures	73,892	30,873
Accrued transportation, gathering, processing and compression	38,247	38,544
Other accrued liabilities	50,130	62,326
Total accounts payable and accrued liabilities	$367,021	$342,382
Supplemental Cash Flow and Non-Cash Information (in thousands):

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Supplemental disclosure of cash flow information:
Interest payments, net of amounts capitalized	$28,695	$23,191
Income taxes paid	$795	$2,400
Changes in operating assets and liabilities, net:
Accounts receivable - oil, natural gas, and natural gas liquid sales	$70,273	$27,328
Accounts receivable - joint interest and other	(4,361)	(3,021)
Accounts payable and accrued liabilities	(31,204)	(17,329)
Prepaid expenses	(1,033)	(3,060)
Other assets	(31)	(41)
Total changes in operating assets and liabilities, net	$33,644	$3,877
Supplemental disclosure of non-cash transactions:
Capitalized stock-based compensation	$1,422	$3,105
Asset retirement obligation capitalized	372	222
Asset retirement obligation removed due to settlements	(74)	(1,030)
2.SEGMENT INFORMATION
The Company's assets and operations consist of one reportable segment with all revenues, operating expenses and assets attributable to this segment reflected in the consolidated financial statements. The Company derives its revenue from the sale of natural gas, oil and condensate and NGL produced from its oil and natural gas properties located in the United States.
The Company's Chief Executive Officer (“CEO”) is the CODM and is responsible for assessing performance and allocating resources on an entity-wide basis. From January 1, 2026 through March 6, 2026, the Company's former President and CEO was the CODM. Following his departure on March 6, 2026, the Board of Directors established the Office of the Chairman, consisting of the Chairman of the Board, Chief Financial Officer, Chief Operating Officer and Chief Legal and Administrative Officer. The Office of the Chairman was the CODM until Domenic J. Dell'Osso, Jr. was named President, CEO and Director on May 28, 2026. Upon his appointment, the Office of the Chairman was discontinued and the Company's CODM transitioned to the CEO.
The CODM evaluates performance and allocates resources based on net income, which is reported on the consolidated statement of operations. The measure of segment assets is reported on the consolidated balance sheets as “total assets”.

The following tables present selected financial information with respect to the Company's one operating segment (in thousands):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Total revenues	$323,228	$447,616
Significant segment expenses
Lease operating expenses	19,831	17,628
Taxes other than income	7,374	7,556
Transportation, gathering, processing and compression	84,626	86,508
Depreciation, depletion and amortization	73,053	73,643
General and administrative	10,661	10,926
Interest expense	15,792	13,731
Other segment expenses(1)	773	1,488
Income tax expense	24,016	51,670
Total significant segment expenses	236,126	263,150
Net income	$87,102	$184,466

Capital expenditures(2)	$198,514	$139,543
_____________________
(1)    Other segment expenses include “Accretion expense” and “Other, net” from the consolidated statements of operations.
(2)    Capital expenditures include capitalized general and administrative costs and capitalized interest expense.

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Total revenues	$760,760	$644,650
Significant segment expenses
Lease operating expenses	44,287	37,911
Taxes other than income	16,558	14,182
Transportation, gathering, processing and compression	175,193	169,378
Depreciation, depletion and amortization	148,483	139,265
General and administrative	20,369	19,927
Interest expense	31,178	27,087
Other segment expenses(1)	3,069	1,404
Income tax expense	68,699	51,494
Total significant segment expenses	507,836	460,648
Net income	$252,924	$184,002

Capital expenditures(2)	$367,433	$309,568
_____________________
(1)    Other segment expenses include “Accretion expense” and “Other, net” from the consolidated statements of operations.
(2)    Capital expenditures include capitalized general and administrative costs and capitalized interest expense.

3.PROPERTY AND EQUIPMENT
The major categories of property and equipment and related accumulated DD&A are as follows (in thousands):

	June 30, 2026	December 31, 2025
Proved oil and natural gas properties	$4,217,986	$3,902,539
Unproved properties	286,051	232,959
Other depreciable property and equipment	13,750	12,622
Land	386	386
Total property and equipment	4,518,173	4,148,506
Accumulated DD&A	(2,016,730)	(1,868,481)
Property and equipment, net	$2,501,443	$2,280,025
Oil and Natural Gas Properties
Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the Company's oil and natural gas properties. At June 30, 2026 and 2025, the net book value of the Company's oil and gas properties was below the calculated ceiling. As a result, the Company did not record an impairment of its oil and natural gas properties for the three or six months ended June 30, 2026 or 2025.
General and administrative costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. All general and administrative costs not directly associated with exploration and development activities are charged to expense as they are incurred. Capitalized general and administrative costs were approximately $6.5 million and $12.1 million, for the three and six months ended June 30, 2026, respectively, and $6.4 million and $12.7 million for the three and six months ended June 30, 2025, respectively.
The Company evaluates the costs excluded from its amortization calculation at least annually. Individually insignificant unevaluated properties are grouped for evaluation and periodically transferred to evaluated properties over a timeframe consistent with their expected development schedule.
The following table summarizes the Company’s non-producing properties excluded from amortization by area (in thousands):

	June 30, 2026	December 31, 2025
Utica & Marcellus	$264,893	$210,185
SCOOP	21,158	22,774
Total unproved properties	$286,051	$232,959
Asset Retirement Obligation
The following table provides a reconciliation of the Company’s asset retirement obligation (in thousands):

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Asset retirement obligation, beginning of period	$32,912	$32,949
Liabilities incurred	372	222
Liabilities settled and divested	(74)	(1,673)
Accretion expense	1,216	1,205
Total asset retirement obligation, end of period	$34,426	$32,703

4.LONG-TERM DEBT
Long-term debt consisted of the following items as of June 30, 2026 and December 31, 2025 (in thousands):

	June 30, 2026	December 31, 2025
6.75% senior unsecured notes due 2029	$650,000	$650,000
Credit Facility due 2028	280,000	147,000
Net unamortized debt issuance costs	(7,743)	(8,813)
Total debt, net	922,257	788,187
Less: current maturities of long-term debt	—	—
Total long-term debt, net	$922,257	$788,187
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
Credit Facility
The Company maintains a senior secured reserve-based revolving credit facility under its Third Amended and Restated Credit Agreement, as amended most recently by the Borrowing Base Reaffirmation Agreement and Fifth Amendment to Credit Agreement dated October 30, 2025. Following the May 1, 2026 semi-annual borrowing base redetermination, the facility provides for a borrowing base of $1.1 billion and aggregate elected commitments of $1.1 billion. The facility matures on September 12, 2028, is secured by substantially all of the Company’s assets and is guaranteed by the Company's material domestic subsidiaries. Borrowings under the facility bear interest, at the Company’s election, at a rate equal to either the SOFR benchmark plus an applicable margin ranging from 2.25% to 3.25% per annum or a base rate plus an applicable margin ranging from 1.25% to 2.25% per annum, in each case based on borrowing base utilization. The Company also pays a commitment fee ranging from 0.375% to 0.50% per annum on the average daily unused portion of the elected commitments. The credit agreement contains customary affirmative and negative covenants, including financial covenants requiring the Company to maintain a net funded leverage ratio of not more than 3.50 to 1.00 and a current ratio of at least 1.00 to 1.00, measured as of the last day of each fiscal quarter. The borrowing base is redetermined semiannually.
As of June 30, 2026, the Company had $280.0 million outstanding borrowings under the Credit Facility, $48.7 million in letters of credit outstanding and was in compliance with all covenants under the credit agreement.
For the three and six months ended June 30, 2026, the Credit Facility bore interest at a weighted average rate of 6.30% and 6.30%, respectively. For the three and six months ended June 30, 2025, the Credit Facility bore interest at a weighted average rate of 6.77% and 6.77%, respectively.

Capitalization of Interest
The Company capitalized $1.7 million and $3.2 million in interest expense for the three and six months ended June 30, 2026, respectively, and $1.4 million and $2.9 million for the three and six months ended June 30, 2025, respectively.
Fair Value of Debt
At June 30, 2026, the carrying value of the outstanding debt represented by the 2029 Senior Notes was approximately $642.3 million. Based on the quoted market prices (Level 1), the fair value of the 2029 Senior Notes was determined to be approximately $662.9 million at June 30, 2026.
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
Dividends and Conversions
Following the 2025 conversions and redemption, no preferred stock remained outstanding. As a result, the Company reported no mezzanine equity as of June 30, 2026, and no activity related to preferred stock occurred during the three and six months ended June 30, 2026, respectively. The Company paid $0.8 million and $1.7 million of cash dividends to holders of its preferred stock during the three and six months ended June 30, 2025, respectively.
The following table summarizes activity of the Company’s preferred stock:

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Preferred stock, beginning of period	—	37,348
Conversion of preferred stock	—	(5,992)
Preferred stock, end of period	—	31,356
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

The following tables summarize activity under the Repurchase Program (dollar value of shares purchased shown in thousands):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Total number of shares purchased	392,222	338,886
Dollar value of shares purchased	$69,999	$65,000
Average price paid per share	$178.47	$191.80

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Total number of shares purchased	1,258,501	679,550
Dollar value of shares purchased	$242,776	$125,000
Average price paid per share	$192.91	$183.95
As of June 30, 2026, the Company has repurchased 8.6 million shares for approximately $1.2 billion at a weighted average price of $135.09 per share since the inception of the Repurchase Program.
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
The Company has granted both restricted stock units and performance vesting restricted stock units to employees and directors pursuant to the Incentive Plan, as discussed below. During the three and six months ended June 30, 2026, the Company's stock-based compensation expense was $4.0 million and $4.3 million, respectively, of which the Company capitalized $1.3 million and $1.4 million, respectively, relating to its exploration and development efforts. During the three and six months ended June 30, 2025, the Company's stock-based compensation expense was $4.9 million and $9.4 million, respectively, of which the Company capitalized $1.6 million and $3.1 million, respectively, relating to its exploration and development efforts. Stock compensation expense, net of the amounts capitalized, is included in general and administrative expenses in the accompanying consolidated statements of operations. As of June 30, 2026, the Company has awarded an aggregate of approximately 611,528 restricted stock units and approximately 667,736 performance vesting restricted stock units under the Incentive Plan.

The following tables summarize activity for the six months ended June 30, 2026 and 2025:

	Number of Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Unvested Performance Vesting Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested shares as of January 1, 2026	143,666	$145.22	183,181	$113.44
Granted(1)	64,627	207.92	109,133	126.49
Vested	(59,644)	137.05	(148,381)	58.39
Forfeited/canceled(2)	(26,398)	180.52	(65,889)	178.95
Unvested shares as of March 31, 2026	122,251	$174.73	78,044	$181.04
Granted	30,224	187.12	18,631	142.47
Vested	(19,137)	119.27	—	—
Forfeited/canceled	(611)	191.91	—	—
Unvested shares as of June 30, 2026	132,727	$185.47	96,675	$173.61
_____________________
(1)    The table includes the impacts of performance share units granted in a prior year that vested higher than 100% of target due to the Company's absolute TSR performance and RTSR performance compared to peers.
(2)    The forfeited/canceled amounts include the forfeiture of unvested equity awards in connection with the departure of the Company’s former CEO, totaling 25,806 restricted stock units and 64,216 performance vesting restricted stock units.

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
The aggregate fair value of share-based awards that vested during the three and six months ended June 30, 2026, was approximately $3.5 million and $46.7 million, respectively, based on the stock price at the time of vesting. During the three and six months ended June 30, 2025, the aggregate fair value of share-based awards that vested was approximately $19.8 million and $26.8 million, respectively, based on the stock price at the time of vesting.

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
Restricted Stock Units
Restricted stock units awarded under the Incentive Plan generally vest over a period of 3 years in the case of employees and 1 or 3 years in the case of directors upon the recipient meeting applicable service requirements. Stock-based compensation expense is recorded ratably over the service period. The grant date fair value of restricted stock units represents the closing market price of the Company's common stock on the date of the grant. Unrecognized compensation expense as of June 30, 2026, was $21.3 million. The expense is expected to be recognized over a weighted average period of 2.26 years.
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
The table below summarizes the assumptions used in the Monte Carlo simulation to determine the grant date fair value of awards granted during the six months ended June 30, 2026 and 2025:

Grant date	March 1, 2025	March 1, 2026	May 28, 2026
Forecast period (years)	3	3	3
Risk-free interest rates	3.99%	3.39%	4.04%
Implied equity volatility	44.60%	43.20%	43.60%
Unrecognized compensation expense as of June 30, 2026, related to performance vesting restricted shares was $9.8 million. The expense is expected to be recognized over a weighted average period of 2.18 years.
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
There were 0.1 million and 0.1 million shares of restricted stock that were considered dilutive for the three and six months ended June 30, 2026, respectively. There were 0.2 million and 0.2 million shares of restricted stock that were considered dilutive for the three and six months ended June 30, 2025, respectively. There were 2.2 million potential shares of common stock issuable due to the Company's convertible preferred stock as of June 30, 2025. The Company redeemed all outstanding preferred stock on September 5, 2025.

Reconciliations of the components of basic and diluted net income (loss) per common share are presented in the tables below (in thousands):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Net income	$87,102	$184,466
Dividends on preferred stock	—	(804)
Participating securities - preferred stock(1)	—	(20,622)
Net income attributable to common stockholders	$87,102	$163,040
Re-allocation of participating securities	—	205
Diluted net income attributable to common stockholders	$87,102	$163,245
Basic Shares	17,895	17,707
Dilutive Shares	17,945	17,907
Basic EPS	$4.87	$9.21
Dilutive EPS	$4.85	$9.12
_____________________
(1)    Preferred stock represents participating securities because it participates in any dividends on shares of common stock on a pari passu, pro rata basis. However, preferred stock does not participate in undistributed net losses. The Company redeemed all outstanding preferred stock on September 5, 2025.

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Net income	$252,924	$184,002
Dividends on preferred stock	—	(1,666)
Participating securities - preferred stock(1)	—	(20,385)
Net income attributable to common stockholders	$252,924	$161,951
Re-allocation of participating securities	—	217
Diluted net income attributable to common stockholders	$252,924	$162,168
Basic Shares	18,222	17,793
Dilutive Shares	18,306	18,009
Basic EPS	$13.88	$9.10
Dilutive EPS	$13.82	$9.01
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

A summary of these commitments at June 30, 2026, are set forth in the table below (in thousands):

Remaining 2026	$68,420
2027	133,932
2028	136,060
2029	137,282
2030	116,304
Thereafter	375,110
Total	$967,108
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
A summary of these volume commitments at June 30, 2026, are set forth in the table below (MMBtu per day):

Remaining 2026	70,000
2027	24,000
2028	65,000
2029	65,000
2030	65,000
Thereafter	455,000
Total	744,000
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
Litigation and Regulatory Proceedings
The Company, along with other oil and gas companies, have been named as a defendant in a number of lawsuits where Plaintiffs assert their respective leases are limited to the Utica/Marcellus shale geological formations and allege that Defendants have willfully trespassed and illegally produced oil, natural gas, and other hydrocarbon products beyond these respective formations. They also allege that Defendants engaged in conversion and were unjustly enriched. Plaintiffs seek the full value of any production from below the Utica/Marcellus shale formations, unspecified damages from the diminution of value to their mineral estate, unspecified punitive damages, and the payment of reasonable attorney fees, legal expenses and interest. On April 27, 2021, the Bankruptcy Court for the Southern District of Texas approved a settlement agreement in which the plaintiffs fully released the Company from all claims that accrued and any damages related to the period before the effective date of the Company’s Chapter 11 plan, which occurred on May 17, 2021. The plaintiffs are continuing to pursue alleged damages after May 17, 2021.

In January 2025, Grace E. Moore Great Grandchildren Trust of 2006, Joseph Gorsha, Damon Faldowski, Damon Faldowski II, and Mark Faldowski, individually and on behalf of all others similarly situated, filed a class action against Gulfport and another natural gas producer in the United States District Court, Southern District of Ohio, Eastern Division. The lawsuit alleges, among other things, that defendants underpaid royalties to the plaintiffs in connection with the production and sale of natural gas and NGL involving a variety of lease forms. The lawsuit seeks compensatory damages, injunctive relief regarding royalty payment practices, restitution, disgorgement of profits, prejudgment interest, post-judgment interest, attorney’s fees and costs. In April 2025, the United States Court of Appeals for the Sixth Circuit ruled that another operator in Ohio could not deduct certain processing and fractionation charges under one lease form that included a version of a market enhancement clause. Given the preliminary nature of this action, we are currently unable to estimate what liability may result from this matter.
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
The volume of production subject to commodity derivative instruments and the mix of the instruments are frequently evaluated and adjusted by management in response to changing market conditions. Gulfport may enter into commodity derivative contracts up to limitations set forth in its Credit Facility. The Company generally enters into commodity derivative contracts for approximately 30% to 70% of its forecasted current year annual production. The Company typically enters into commodity derivative contracts for the next 12 to 36 months. Gulfport does not enter into commodity derivative contracts for speculative purposes.

The Company does not currently have any commodity derivative transactions that have margin requirements or collateral provisions that would require payments prior to the scheduled settlement dates. The Company's commodity derivative contract counterparties are typically financial institutions and energy trading firms with investment-grade credit ratings. Gulfport routinely monitors and manages its exposure to counterparty risk by requiring specific minimum credit standards for all counterparties, actively monitoring counterparties' public credit ratings and avoiding the concentration of credit exposure by transacting with multiple counterparties. The Company has master netting agreements with some counterparties that allow the offsetting of receivables and payables in a default situation. As of June 30, 2026, our commodity derivative contracts were spread among 12 counterparties.
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
The Company has entered into natural gas, crude oil and NGL fixed price swap contracts based off the NYMEX Henry Hub, NYMEX WTI and Mont Belvieu C3 indices. Below is a summary of the Company’s open fixed price swap positions as of June 30, 2026.

	Index	Daily Volume	Weighted Average Price
Natural Gas		(MMBtu/d)	($/MMBtu)
Remaining 2026	NYMEX Henry Hub	455,000	$3.75
2027	NYMEX Henry Hub	224,877	$3.89
2028	NYMEX Henry Hub	90,000	$3.74

Oil		(Bbl/d)	($/Bbl)
Remaining 2026	NYMEX WTI	2,000	$72.19
2027	NYMEX WTI	2,250	$68.92
2028	NYMEX WTI	750	$71.43

NGL		(Bbl/d)	($/Bbl)
Remaining 2026	Mont Belvieu C3	3,250	$30.98
2027	Mont Belvieu C3	2,000	$29.64
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

The Company has entered into natural gas and crude oil costless collars based off the NYMEX Henry Hub and NYMEX WTI indices. Below is a summary of the Company's costless collar positions as of June 30, 2026.

	Index	Daily Volume	Weighted Average Floor Price	Weighted Average Ceiling Price
Natural Gas		(MMBtu/d)	($/MMBtu)	($/MMBtu)
Remaining 2026	NYMEX Henry Hub	150,000	$3.61	$4.35
2027	NYMEX Henry Hub	117,397	$3.75	$4.26

Oil		(Bbl/d)	($/Bbl)	($/Bbl)
Remaining 2026	NYMEX WTI	1,250	$55.00	$71.24
2027	NYMEX WTI	300	$55.00	$68.00
In addition, the Company has entered into natural gas basis swap positions. These instruments are arrangements that guarantee a fixed price differential to NYMEX Henry Hub from a specified delivery point. The Company receives the fixed price differential and pays the floating market price differential to the counterparty for the hedged commodity. As of June 30, 2026, the Company had the following natural gas basis swap positions open:

	Gulfport Pays	Gulfport Receives	Daily Volume	Weighted Average Fixed Spread
Natural Gas			(MMBtu/d)	($/MMBtu)
Remaining 2026	Rex Zone 3	NYMEX Plus Fixed Spread	80,000	$(0.18)
Remaining 2026	NGPL TXOK	NYMEX Plus Fixed Spread	30,000	$(0.30)
Remaining 2026	TETCO M2	NYMEX Plus Fixed Spread	170,000	$(0.95)
Remaining 2026	Transco Station 85	NYMEX Plus Fixed Spread	10,000	$0.56
Remaining 2026	TGP 500	NYMEX Plus Fixed Spread	20,000	$0.56
2027	Rex Zone 3	NYMEX Plus Fixed Spread	70,000	$(0.21)
2027	NGPL TXOK	NYMEX Plus Fixed Spread	40,000	$(0.33)
2027	TETCO M2	NYMEX Plus Fixed Spread	100,000	$(0.85)
2028	Rex Zone 3	NYMEX Plus Fixed Spread	30,000	$(0.23)
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

	June 30, 2026	December 31, 2025
Short-term derivative asset	$82,220	$45,155
Long-term derivative asset	34,119	15,303
Short-term derivative liability	(16,073)	(21,865)
Long-term derivative liability	(3,810)	(8,916)
Total commodity derivative position	$96,456	$29,677

Gains and Losses
The following tables present the gain and loss recognized in net gain (loss) on natural gas, oil and NGL derivatives in the accompanying consolidated statements of operations (in thousands):

	Net gain (loss) on derivative instruments
	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Natural gas derivatives - fair value gains	$8,636	$108,909
Natural gas derivatives - settlement gains	41,573	17,295
Total gains on natural gas derivatives	50,209	126,204

Oil derivatives - fair value gains	13,654	2,315
Oil derivatives - settlement (losses) gains	(5,165)	2,411
Total gains on oil and condensate derivatives	8,489	4,726

NGL derivatives - fair value gains	3,548	5,437
NGL derivatives - settlement losses	(571)	(266)
Total gains on NGL derivatives	2,977	5,171

Total gains on natural gas, oil and NGL derivatives	$61,675	$136,101

	Net gain (loss) on derivative instruments
	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Natural gas derivatives - fair value gains (losses)	$66,229	$(24,755)
Natural gas derivatives - settlement (losses) gains	(14,333)	8,270
Total gains (losses) on natural gas derivatives	51,896	(16,485)

Oil derivatives - fair value gains	3,774	2,309
Oil derivatives - settlement (losses) gains	(6,781)	2,915
Total (losses) gains on oil and condensate derivatives	(3,007)	5,224

NGL derivatives - fair value (losses) gains	(3,224)	2,449
NGL derivatives - settlement gains (losses)	197	(1,635)
Total (losses) gains on NGL derivatives	(3,027)	814

Total gains (losses) on natural gas, oil and NGL derivatives	$45,862	$(10,447)

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

	As of June 30, 2026
	Gross Assets (Liabilities) Presented in the Consolidated Balance Sheets	Gross Amounts Subject to Master Netting Agreements	Net Amount
Derivative assets	$116,339	$(19,883)	$96,456
Derivative liabilities	$(19,883)	$19,883	$—

	As of December 31, 2025
	Gross Assets (Liabilities) Presented in the Consolidated Balance Sheets	Gross Amounts Subject to Master Netting Agreements	Net Amount
Derivative assets	$60,458	$(30,671)	$29,787
Derivative liabilities	$(30,781)	$30,671	$(110)
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

Financial assets and liabilities
The following tables summarize the Company’s financial and non-financial assets and liabilities by valuation level (in thousands):

	June 30, 2026
	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$—	$116,339	$—
Contingent consideration arrangement	—	—	1,080
Total assets	$—	$116,339	$1,080
Liabilities:
Derivative instruments	$—	$19,883	$—

	December 31, 2025
	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$—	$60,458	$—
Contingent consideration arrangement	—	—	1,290
Total assets	$—	$60,458	$1,290
Liabilities:
Derivative instruments	$—	$30,781	$—
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
In connection with the SCOOP water infrastructure sale completed in the first quarter of 2020, the Company retained a contingent consideration arrangement. As of June 30, 2026, the fair value of the contingent consideration was $1.1 million classified within “other assets”. Fair value is measured using an income approach applying a discounted cash flow model and Level 3 inputs. The Company has elected the fair value option, and changes in fair value are recognized in earnings within Other, net.
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
Contract Balances
Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $114.4 million, $184.6 million and $155.9 million as of June 30, 2026, December 31, 2025 and December 31, 2024, respectively, and are reported in “accounts receivable - oil, natural gas, and natural gas liquids sales” in the accompanying consolidated balance sheets. The Company has no assets or liabilities related to its revenue contracts, including no upfront or rights to deficiency payments as of June 30, 2026, December 31, 2025 and December 31, 2024.
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
The Company rents office space for its corporate headquarters, field locations and certain other equipment from third parties. These agreements are typically structured with non-cancelable terms of one year to five years. The Company has determined these agreements represent operating leases with a lease term that equals the primary non-cancelable contract term. The Company has included any renewal options that it has determined are reasonably certain of exercise in the determination of the lease terms.
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
Future amounts due under operating lease liabilities as of June 30, 2026 were as follows (in thousands):

Remaining 2026	$144
2027	10
2028	—
2029	—
2030	—
Total lease payments	$154
Less: imputed interest	(1)
Total	$153
Leases Not Yet Commenced
In May 2026, the Company executed a five-year lease agreement for office space with a commencement date of September 1, 2026. As the lease had not commenced as of June 30, 2026, no right-of-use asset or lease liability was recognized. Upon commencement, the Company expects to recognize an operating lease right-of-use asset and a corresponding lease liability of approximately $5 million.
In April 2026, the Company entered into an amended drilling rig lease agreement that extends the lease term approximately two years. As of June 30, 2026, the amended lease had not commenced, and therefore no right-of-use asset or lease liability had been recognized. Upon commencement in July 2026, the Company recognized an operating lease right-of-use asset and a corresponding lease liability of approximately $22 million.

Lease costs incurred consisted of the following (in thousands):

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Operating lease cost	$209	$209
Variable lease cost	—	—
Short-term lease cost	9,982	7,472
Total lease cost(1)	$10,191	$7,681

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Operating lease cost	$418	$1,635
Variable lease cost	—	—
Short-term lease cost	20,877	16,382
Total lease cost(1)	$21,295	$18,017
_____________________
(1)    The majority of the Company's total lease cost was capitalized to the full cost pool, and the remainder was included in either lease operating expenses or general and administrative expenses in the accompanying consolidated statements of operations.
The weighted average remaining lease term as of June 30, 2026 was 0.3 years. The weighted average discount rate used to determine the operating lease liability as of June 30, 2026 was 6.10%.
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
The Company's effective income tax rate was 21.7% and 21.4% for the three and six months ended June 30, 2026, respectively, and 21.9% and 21.9% for the three and six months ended June 30, 2025, respectively.
At each reporting period, the Company weighs all available positive and negative evidence to determine whether its deferred tax assets are more likely than not to be realized. A valuation allowance for deferred tax assets, including net operating losses, is recognized when it is more likely than not that some or all of the benefit from the deferred tax assets will not be realized. To assess that likelihood, the Company uses estimates and judgment regarding future taxable income and considers the tax laws in the jurisdiction where such taxable income is generated, to determine whether a valuation allowance is required. Such evidence can include current financial position, results of operations, both actual and forecasted, the reversal of deferred tax liabilities and tax planning strategies as well as the current and forecasted business economics of the oil and gas industry. Based upon the Company’s analysis, the Company currently believes that it is more likely than not that a portion of the Company's federal and state deferred tax assets will be utilized. The Company has an $82.3 million valuation allowance associated with its federal and state deferred tax assets. The Company does not currently have forecasted revenues in the jurisdictions that relate to these deferred tax assets.
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

15.RELATED PARTY TRANSACTIONS
Share Repurchase Program
On March 2, 2026, the Company purchased 84,416 shares of its common stock from Silver Point Capital, L.P. for approximately $17.2 million. The repurchase is part of the Company's existing Repurchase Program. Upon closing of the transaction on March 9, 2026, the repurchased common stock was canceled.
On May 14, 2025, the Company purchased 76,986 shares of its common stock from Silver Point Capital, L.P. for approximately $15.0 million. The repurchase is part of the Company's existing Repurchase Program. Upon closing of the transaction on May 20, 2025, the repurchased common stock was canceled.
16.SUBSEQUENT EVENTS
Natural Gas, Oil and NGL Derivative Instruments
Subsequent to June 30, 2026, as of July 28, 2026, the Company entered into the following derivative contracts:

Period	Type of Derivative Instrument	Index	Daily Volume	Weighted Average Price
Natural Gas			(MMBtu/d)	($/MMBtu)
2027	Basis Swaps	Rex Zone 3	20,000	$(0.20)
2027	Basis Swaps	TETCO M2	30,000	$(0.72)
2028	Basis Swaps	TETCO M2	40,000	$(0.71)
Oil			(Bbl/d)	($/Bbl)
Remaining 2026	Costless Collars	NYMEX WTI	832	$76.25 / $85.60

ITEM 2.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Introduction
Management's Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is intended to provide the reader of the financial statements with a narrative from the perspective of management on the financial condition, results of operations, liquidity and certain other factors that may affect the Company's operating results. MD&A should be read in conjunction with the financial statements and related Notes included in Part I, Item 1. of this Form 10-Q.
The following information updates the discussion of Gulfport’s financial condition provided in its 2025 Form 10-K and analyzes the changes in the results of operations between the periods of April 1, 2026 through June 30, 2026, January 1, 2026 through June 30, 2026, April 1, 2025 through June 30, 2025 and January 1, 2025 through June 30, 2025. For definitions of commonly used natural gas and oil terms found in this Form 10-Q, please refer to the “Definitions” provided in this report.
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
Recent Developments
Appointment of Domenic J. Dell’Osso, Jr., as President, Chief Executive Officer and Director
On May 28, 2026, Domenic J. Dell’Osso, Jr. was named President, CEO and Director. Following Mr. Dell’Osso’s appointment, the Office of the Chairman that was established by the Board of Directors on March 6, 2026 was discontinued.
Credit Facility
On May 1, 2026, Gulfport completed its semi-annual borrowing base redetermination under its Credit Facility during which the borrowing base was reaffirmed at $1.1 billion and elected commitments were increased to $1.1 billion.
Ohio State Land Lease Acquisition
In June 2026, Gulfport announced an agreement to acquire approximately 4,700 net undeveloped acres in Belmont County, Ohio for approximately $83.0 million through the Ohio Oil and Gas Land Management Commission State Land Lease Sale. The acreage is located in the core, liquids-rich Utica wet gas window, is adjacent to Gulfport's existing operations, and is expected to add approximately 16 net future drilling locations. The transaction remains subject to customary closing conditions.
Geopolitical and Market Conditions
Ongoing geopolitical instability, including the conflict involving Iran and heightened tensions in the Middle East, has contributed to increased volatility in global energy markets. While the Company does not have operations or assets in the affected regions, these events may impact commodity prices, global supply and demand dynamics, and overall market conditions. As of the date of this filing, the Company has not experienced any material direct impacts to its operations, liquidity or financial condition as a result of these developments.
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

2026 Operational and Financial Highlights
During the second quarter of 2026, we had the following notable achievements:
•Reported total net production of 962.8 MMcfe per day.
•Turned to sales 10 gross (9.5 net) operated wells.
•Generated $149.9 million of operating cash flows.
•Repurchased 392,222 shares for $70.0 million.
•Exited the quarter with total liquidity of $772.4 million.
2026 Production and Drilling Activity
Production Volumes

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Natural gas (Mcf/day)
Utica & Marcellus	755,485	736,420
SCOOP	122,873	154,939
Total	878,358	891,359
Oil and condensate (Bbl/day)
Utica & Marcellus	3,080	6,135
SCOOP	1,123	1,708
Total	4,203	7,843
NGL (Bbl/day)
Utica & Marcellus	4,331	4,555
SCOOP	5,531	6,759
Total	9,862	11,313
Combined (Mcfe/day)
Utica & Marcellus	799,955	800,557
SCOOP	162,798	205,742
Total	962,753	1,006,299
Totals may not sum or recalculate due to rounding.
Our total net production averaged approximately 962.8 MMcfe per day during the three months ended June 30, 2026, as compared to 1,006.3 MMcfe per day during the three months ended June 30, 2025. Production per day decreased primarily due to natural declines and the timing of our 2025 and 2026 development programs.

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Natural gas (Mcf/day)
Utica & Marcellus	769,093	711,829
SCOOP	122,896	152,907
Total	891,988	864,735
Oil and condensate (Bbl/day)
Utica & Marcellus	2,808	5,005
SCOOP	1,164	1,565
Total	3,972	6,570
NGL (Bbl/day)
Utica & Marcellus	5,075	4,028
SCOOP	5,568	6,614
Total	10,643	10,641
Combined (Mcfe/day)
Utica & Marcellus	816,391	766,023
SCOOP	163,284	201,979
Total	979,675	968,002
Totals may not sum or recalculate due to rounding.
Our total net production averaged approximately 979.7 MMcfe per day during the six months ended June 30, 2026, as compared to 968.0 MMcfe per day during the six months ended June 30, 2025. Production per day increased primarily due to the timing of our 2025 and 2026 development programs.
Utica/Marcellus. We spud 7 gross (6.7 net) wells targeting the Utica formation during the three months ended June 30, 2026. In addition, we commenced sales on 4 gross (3.9 net) operated Utica wells and 4 gross (4.0 net) operated Marcellus wells.
SCOOP. We did not spud any operated wells in the SCOOP during the three months ended June 30, 2026. We commenced sales on 2 gross (1.6 net) operated SCOOP wells.

RESULTS OF OPERATIONS
Comparison of the Three Month Periods Ended June 30, 2026 and 2025
Natural Gas, Oil and Condensate and NGL Production and Pricing (sales totals in thousands)
The following table summarizes our natural gas, oil and condensate and NGL production and related pricing for the three months ended June 30, 2026 as compared to the three months ended June 30, 2025. Some totals below may not sum or recalculate due to rounding.

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Natural gas sales
Natural gas production volumes (MMcf)	79,931	81,114
Natural gas production volumes (MMcf) per day	878	891
Total sales	$198,253	$241,236
Average price without the impact of derivatives ($/Mcf)	$2.48	$2.97
Impact from settled derivatives ($/Mcf)	$0.52	$0.22
Average price, including settled derivatives ($/Mcf)	$3.00	$3.19

Oil and condensate sales
Oil and condensate production volumes (MBbl)	382	714
Oil and condensate production volumes (MBbl) per day	4	8
Total sales	$32,841	$41,543
Average price without the impact of derivatives ($/Bbl)	$85.86	$58.20
Impact from settled derivatives ($/Bbl)	$(13.50)	$3.38
Average price, including settled derivatives ($/Bbl)	$72.36	$61.58

NGL sales
NGL production volumes (MBbl)	897	1,030
NGL production volumes (MBbl) per day	10	11
Total sales	$30,459	$28,736
Average price without the impact of derivatives ($/Bbl)	$33.94	$27.91
Impact from settled derivatives ($/Bbl)	$(0.64)	$(0.26)
Average price, including settled derivatives ($/Bbl)	$33.30	$27.65

Natural gas, oil and condensate and NGL sales
Natural gas equivalents (MMcfe)	87,610	91,573
Natural gas equivalents (MMcfe) per day	963	1,006
Total sales	$261,553	$311,515
Average price without the impact of derivatives ($/Mcfe)	$2.99	$3.40
Impact from settled derivatives ($/Mcfe)	$0.40	$0.21
Average price, including settled derivatives ($/Mcfe)	$3.39	$3.61

Production Costs:
Average lease operating expenses ($/Mcfe)	$0.23	$0.19
Average taxes other than income ($/Mcfe)	$0.08	$0.08
Average transportation, gathering, processing and compression ($/Mcfe)	$0.97	$0.94
Total lease operating expenses, taxes other than income and midstream costs ($/Mcfe)	$1.28	$1.22

Natural Gas, Oil and Condensate and NGL Sales (in thousands)

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	% Change
Natural gas	$198,253	$241,236	(18)%
Oil and condensate	32,841	41,543	(21)%
NGL	30,459	28,736	6%
Natural gas, oil and condensate and NGL sales	$261,553	$311,515	(16)%
The decrease in natural gas sales without the impact of derivatives, when comparing the three months ended June 30, 2026 to the three months ended June 30, 2025, was due to a 17% decrease in realized prices and a 1% decrease in sales volumes. The realized price change was primarily driven by the decrease in the average Henry Hub gas index from $3.44 per Mcf in the three months ended June 30, 2025, to $2.89 per Mcf during the three months ended June 30, 2026. The 1% decrease in natural gas production was primarily due to the timing of our 2025 and 2026 development programs.
The decrease in oil and condensate sales without the impact of derivatives, when comparing the three months ended June 30, 2026 to the three months ended June 30, 2025, was due to a 46% decrease in sales volumes, partially offset by a 48% increase in realized prices. The 46% decrease in oil and condensate production was primarily due to natural declines and timing of our 2025 and 2026 development programs. The realized price change was primarily driven by the increase in the average WTI crude index from $63.74 per barrel in the three months ended June 30, 2025, to $92.85 per barrel during the three months ended June 30, 2026.
The increase in NGL sales without the impact of derivatives, when comparing the three months ended June 30, 2026 to the three months ended June 30, 2025, was due to a 22% increase in realized prices, partially offset by a 13% decrease in sales volumes. The 13% decrease in NGL production was primarily due to natural declines and timing of our 2025 and 2026 development programs.
Natural Gas, Oil and NGL Derivatives (in thousands)

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Natural gas derivatives - fair value gains	$8,636	$108,909
Natural gas derivatives - settlement gains	41,573	17,295
Total gains on natural gas derivatives	50,209	126,204

Oil derivatives - fair value gains	13,654	2,315
Oil derivatives - settlement (losses) gains	(5,165)	2,411
Total gains on oil and condensate derivatives	8,489	4,726

NGL derivatives - fair value gains	3,548	5,437
NGL derivatives - settlement losses	(571)	(266)
Total gains on NGL derivatives	2,977	5,171

Total gains on natural gas, oil and NGL derivatives	$61,675	$136,101
We recognize fair value changes on our natural gas, oil and NGL derivative instruments in each reporting period. The changes in fair value resulted from new positions and settlements that occurred during each period, as well as the relationship between contract prices and the associated forward curves. The significant change in the total gain (loss) for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, was primarily the result of changes in futures pricing for natural gas, oil and NGLs during each period. See Note 10 of our consolidated financial statements for hedged volumes and pricing.

Lease Operating Expenses (in thousands, except per unit)

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	% Change
Lease operating expenses
Utica & Marcellus	$15,581	$12,421	25%
SCOOP	4,250	5,207	(18)%
Total lease operating expenses	$19,831	$17,628	12%

Lease operating expenses per Mcfe
Utica & Marcellus	$0.21	$0.17	24%
SCOOP	0.29	0.28	4%
Total lease operating expenses per Mcfe	$0.23	$0.19	18%
The increase in our total LOE for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, was primarily the result of an increase in compression, repairs and maintenance and labor expenses in our Utica operations.
Taxes Other Than Income (in thousands, except per unit)

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	% Change
Production taxes	$4,830	$5,316	(9)%
Property taxes	1,931	1,554	24%
Other	613	686	(11)%
Total taxes other than income	$7,374	$7,556	(2)%
Total taxes other than income per Mcfe	$0.08	$0.08	2%
The decrease in total taxes other than income for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, was primarily related to a decrease in natural gas sales as discussed above.
Transportation, Gathering, Processing and Compression (in thousands, except per unit)

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	% Change
Transportation, gathering, processing and compression	$84,626	$86,508	(2)%
Transportation, gathering, processing and compression per Mcfe	$0.97	$0.94	2%
Transportation, gathering, processing and compression for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, decreased primarily as a result of a 4% decrease in total production volumes.
Depreciation, Depletion and Amortization (in thousands, except per unit)

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	% Change
Depreciation, depletion and amortization of oil and gas properties	$72,463	$73,123	(1)%
Depreciation, depletion and amortization of other property and equipment	590	520	13%
Total depreciation, depletion and amortization	$73,053	$73,643	(1)%
Depreciation, depletion and amortization per Mcfe	$0.83	$0.80	4%
Depreciation, depletion and amortization of our oil and gas properties for the three months ended June 30, 2026 compared to the three months ended June 30, 2025, decreased primarily due to lower production volumes. The decrease was partially offset by a higher depletion rate driven by our drilling and development activities subsequent to the second quarter of 2025.

General and Administrative Expenses (in thousands, except per unit)

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	% Change
General and administrative expenses, gross	$21,721	$21,639	—%
Reimbursed from third parties	(4,517)	(4,280)	6%
Capitalized general and administrative expenses	(6,543)	(6,433)	2%
General and administrative expenses, net	$10,661	$10,926	(2)%
General and administrative expenses, net per Mcfe	$0.12	$0.12	2%
General and administrative expenses for the three months ended June 30, 2026 remained comparable to the three months ended June 30, 2025, as lower legal expenses were offset by costs associated with the CEO transition discussed in Note 2 of our consolidated financial statements.
Interest Expense (in thousands, except per unit)

	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025	% Change
Interest on 2026 Senior Notes	$—	$263	(100)%
Interest on 2029 Senior Notes	10,969	10,969	—%
Interest expense on Credit Facility	4,987	2,322	115%
Amortization of loan costs	1,418	1,313	8%
Capitalized interest	(1,732)	(1,447)	20%
Other	150	311	(52)%
Total interest expense	$15,792	$13,731	15%
Interest expense per Mcfe	$0.18	$0.15	20%
Total interest expense for the three months ended June 30, 2026 increased 15% compared to the three months ended June 30, 2025, which was primarily due to higher borrowings on our Credit Facility. See Note 4 of our consolidated financial statements for further details regarding our long-term debt.
Income Taxes
We recorded income tax expense of $24.0 million and $51.7 million for the three months ended June 30, 2026 and June 30, 2025, respectively. See Note 14 of our consolidated financial statements for further discussion of our income tax expense.

Comparison of the Six Month Periods Ended June 30, 2026 and 2025
Natural Gas, Oil and Condensate and NGL Production and Pricing (sales totals in thousands)
The following table summarizes our natural gas, oil and condensate, and NGL production and related pricing for the six months ended June 30, 2026 as compared to the six months ended June 30, 2025. Some totals below may not sum or recalculate due to rounding.

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Natural gas sales
Natural gas production volumes (MMcf)	161,450	156,517
Natural gas production volumes (MMcf) per day	892	865
Total sales	$597,783	$522,742
Average price without the impact of derivatives ($/Mcf)	$3.70	$3.34
Impact from settled derivatives ($/Mcf)	$(0.09)	$0.05
Average price, including settled derivatives ($/Mcf)	$3.61	$3.39

Oil and condensate sales
Oil and condensate production volumes (MBbl)	719	1,189
Oil and condensate production volumes (MBbl) per day	4	7
Total sales	$55,179	$72,802
Average price without the impact of derivatives ($/Bbl)	$76.76	$61.22
Impact from settled derivatives ($/Bbl)	$(9.43)	$2.46
Average price, including settled derivatives ($/Bbl)	$67.33	$63.68

NGL sales
NGL production volumes (MBbl)	1,926	1,926
NGL production volumes (MBbl) per day	11	11
Total sales	$61,936	$59,553
Average price without the impact of derivatives ($/Bbl)	$32.15	$30.92
Impact from settled derivatives ($/Bbl)	$0.10	$(0.85)
Average price, including settled derivatives ($/Bbl)	$32.25	$30.07

Natural gas, oil and condensate and NGL sales
Natural gas equivalents (MMcfe)	177,321	175,208
Natural gas equivalents (MMcfe) per day	980	968
Total sales	$714,898	$655,097
Average price without the impact of derivatives ($/Mcfe)	$4.03	$3.74
Impact from settled derivatives ($/Mcfe)	$(0.12)	$0.05
Average price, including settled derivatives ($/Mcfe)	$3.91	$3.79

Production Costs:
Average lease operating expenses ($/Mcfe)	$0.25	$0.22
Average taxes other than income ($/Mcfe)	$0.09	$0.08
Average transportation, gathering, processing and compression ($/Mcfe)	$0.99	$0.97
Total lease operating expenses, taxes other than income and midstream costs ($/Mcfe)	$1.33	$1.26

Natural Gas, Oil and Condensate and NGL Sales (in thousands)

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	% Change
Natural gas	$597,783	$522,742	14%
Oil and condensate	55,179	72,802	(24)%
NGL	61,936	59,553	4%
Natural gas, oil and condensate and NGL sales	$714,898	$655,097	9%
The increase in natural gas sales without the impact of derivatives, when comparing the six months ended June 30, 2026 to the six months ended June 30, 2025, was due to an 11% increase in realized prices and a 3% increase in sales volumes. The realized price change was primarily driven by the increase in the average Henry Hub gas index from $3.55 per Mcf in the six months ended June 30, 2025, to $3.92 per Mcf in the six months ended June 30, 2026. The 3% increase in natural gas production was primarily due to the timing of our 2025 and 2026 development programs.
The decrease in oil and condensate sales without the impact of derivatives, when comparing the six months ended June 30, 2026 to the six months ended June 30, 2025, was due to a 40% decrease in sales volumes, partially offset by a 25% increase in realized prices. The 40% decrease in oil and condensate production was primarily due to natural declines and timing of our 2025 and 2026 development programs. The realized price change was driven by the increase in the average WTI crude index from $67.58 per barrel in the six months ended June 30, 2025, to $82.57 per barrel in the six months ended June 30, 2026.
The increase in NGL sales without the impact of derivatives, when comparing the six months ended June 30, 2026 to the six months ended June 30, 2025, was due to a 4% increase in realized prices.
Natural Gas, Oil and NGL Derivatives (in thousands)

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Natural gas derivatives - fair value gains (losses)	$66,229	$(24,755)
Natural gas derivatives - settlement (losses) gains	(14,333)	8,270
Total gains (losses) on natural gas derivatives	51,896	(16,485)

Oil derivatives - fair value gains	3,774	2,309
Oil derivatives - settlement (losses) gains	(6,781)	2,915
Total (losses) gains on oil and condensate derivatives	(3,007)	5,224

NGL derivatives - fair value (losses) gains	(3,224)	2,449
NGL derivatives - settlement gains (losses)	197	(1,635)
Total (losses) gains on NGL derivatives	(3,027)	814

Total gains (losses) on natural gas, oil and NGL derivatives	$45,862	$(10,447)
We recognize fair value changes on our natural gas, oil and NGL derivative instruments in each reporting period. The changes in fair value resulted from new positions and settlements that occurred during each period, as well as the relationship between contract prices and the associated forward curves. The significant change in the total gain (loss) for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, was primarily the result of changes in futures pricing for natural gas, oil and NGLs during each period. See Note 10 of our consolidated financial statements for hedged volumes and pricing.

Lease Operating Expenses (in thousands, except per unit)

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	% Change
Lease operating expenses
Utica & Marcellus	$34,897	$26,013	34%
SCOOP	9,390	11,898	(21)%
Total lease operating expenses	$44,287	$37,911	17%

Lease operating expenses per Mcfe
Utica & Marcellus	$0.24	$0.19	26%
SCOOP	0.32	0.33	(3)%
Total lease operating expenses per Mcfe	$0.25	$0.22	15%
The increase in our total and per unit LOE for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, was primarily the result of an increase in compression, water disposal, labor expenses and workovers.
Taxes Other Than Income (in thousands, except per unit)

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	% Change
Production taxes	$10,720	$10,753	—%
Property taxes	4,140	1,982	109%
Other	1,698	1,447	17%
Total taxes other than income	$16,558	$14,182	17%
Total taxes other than income per Mcfe	$0.09	$0.08	15%
The increase in total taxes other than income for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, was primarily related to changes in estimates of our property taxes.
Transportation, Gathering, Processing and Compression (in thousands, except per unit)

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	% Change
Transportation, gathering, processing and compression	$175,193	$169,378	3%
Transportation, gathering, processing and compression per Mcfe	$0.99	$0.97	2%
Transportation, gathering, processing and compression for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 increased on a total and per unit basis primarily as a result of a 1% increase in total production volumes.
Depreciation, Depletion and Amortization (in thousands, except per unit)

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	% Change
Depreciation, depletion and amortization of oil and gas properties	$147,339	$138,213	7%
Depreciation, depletion and amortization of other property and equipment	1,144	1,052	9%
Total depreciation, depletion and amortization	$148,483	$139,265	7%
Depreciation, depletion and amortization per Mcfe	$0.84	$0.79	5%
The total and per unit depreciation, depletion and amortization of our oil and gas properties for the six months ended June 30, 2026 compared to the six months ended June 30, 2025 increased primarily due to a higher depletion rate resulting from increases in the amortization base associated with our drilling and development activities.

General and Administrative Expenses (in thousands, except per unit)

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	% Change
General and administrative expenses, gross	$40,998	$40,838	—%
Reimbursed from third parties	(8,564)	(8,246)	4%
Capitalized general and administrative expenses	(12,065)	(12,665)	(5)%
General and administrative expenses, net	$20,369	$19,927	2%
General and administrative expenses, net per Mcfe	$0.11	$0.11	1%
The increase in general and administrative expenses for the six months ended June 30, 2026 compared to the six months ended June 30, 2025, was primarily driven by expenses associated with the CEO transition discussed in Note 2 of our consolidated financial statements, partially offset by forfeiture of unvested equity awards in connection with the departure of the Company’s former CEO, as discussed in Note 7 of our consolidated financial statements.
Interest Expense (in thousands, except per unit)

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025	% Change
Interest on 2026 Senior Notes	$—	$777	(100)%
Interest on 2029 Senior Notes	21,938	21,938	—%
Interest expense on Credit Facility	9,270	4,007	131%
Amortization of loan costs	2,756	2,613	5%
Capitalized interest	(3,157)	(2,877)	10%
Other	371	629	(41)%
Total interest expense	$31,178	$27,087	15%
Interest expense per Mcfe	$0.18	$0.15	14%
Total interest expense for the six months ended June 30, 2026 increased 15% compared to the six months ended June 30, 2025, which was primarily due to higher borrowings on our Credit Facility. See Note 4 of our consolidated financial statements for further details regarding our long-term debt.
Income Taxes
We recorded income tax expense of $68.7 million and $51.5 million for the six months ended June 30, 2026 and June 30, 2025, respectively. See Note 14 of our consolidated financial statements for further discussion of our income tax expense.

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
For the three and six months ended June 30, 2026, our primary sources of capital resources and liquidity have consisted of internally generated cash flows from operations and access to our Credit Facility, and our primary uses of cash have been for development of our oil and natural gas properties, share repurchases and interest payments.
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
As of June 30, 2026, we had $1.1 million of cash and cash equivalents, $280.0 million of outstanding borrowings under our Credit Facility, $48.7 million of letters of credit outstanding and $650.0 million of outstanding 2029 Senior Notes. Our total principal amount of funded debt as of June 30, 2026 was $930.0 million.
As of July 28, 2026 we had $3.5 million of cash and cash equivalents, $265.0 million in borrowings under our Credit Facility, $48.7 million of letters of credit outstanding and $650 million of outstanding 2029 Senior Notes.
Debt. As of June 30, 2026, we were in compliance with all financial covenants and had approximately $771.3 million of availability under the Credit Facility. The Credit Facility is subject to semi‑annual borrowing base redeterminations primarily based on projected future cash flows. See Note 4 of our consolidated financial statements for additional discussion of our outstanding debt.
Dividends on Preferred Stock. We redeemed the remaining outstanding balance of our preferred stock on September 5, 2025. We paid $0.8 million and $1.7 million of cash dividends to our holders of our preferred stock during the three and six months ended June 30, 2025, respectively.
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
Capital Expenditures. Our capital expenditures have historically been related to the execution of our drilling and completion activities in addition to certain lease acquisition activities. Additionally, we pursue accretive acreage opportunities that expand our resource footprint and provide optionality to our near-term development plans. Our capital investment strategy is focused on prudently developing our existing properties to generate sustainable cash flow considering current and forecasted commodity prices. For the six months ended June 30, 2026, the Company's incurred capital expenditures totaled $350.1 million related to operated activities, of which $259.6 million related to drilling and completion activities, $10.8 million related to maintenance land and seismic investments and $79.7 million related to discretionary acreage acquisitions. Discretionary acreage acquisition expenditures included $39.5 million associated with the completion of the prior year's program and $40.3 million associated with the 2026 discretionary acreage acquisition program that is targeting $140.0 million of acreage acquisitions through the end of the year.
Our operated drilling and completion capital expenditures for 2026 are currently estimated to be approximately $395.0 million. Also, we currently expect to spend approximately $35.0 million in 2026 for maintenance land and seismic investments, primarily focused on near-term drilling programs and facilitating increases in our working interests and lateral footage in units we plan to drill in 2026, 2027 and 2028. We expect this capital program to result in approximately 1.030 to 1.055 Bcfe per day of production in 2026.
Sources and Uses of Cash
The following table presents the major changes in cash and cash equivalents (in thousands):

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Net cash provided by operating activities	$442,847	$408,683
Additions to oil and natural gas properties	(312,787)	(253,000)
Debt activity, net	133,000	(8,702)
Repurchases of common stock	(242,343)	(124,500)
Net cash payments on performance vesting restricted stock units	—	(12,297)
Shares exchanged for tax withholdings	(19,579)	(5,228)
Dividends on preferred stock	—	(1,666)
Other	(1,897)	(969)
Net change in cash and cash equivalents	$(759)	$2,321
Cash and cash equivalents at end of period	$1,054	$3,794
Net cash provided by operating activities. Net cash provided by operating activities was $442.8 million for the six months ended June 30, 2026, as compared to $408.7 million for the six months ended June 30, 2025. The increase was primarily the result of increases in natural gas revenues, partially offset by an increase in operating expenses.
Additions to oil and natural gas properties. During the six months ended June 30, 2026, we spud 16 gross (15.6 net) operated wells and commenced sales from 13 gross (12.8 net) operated wells targeting the Utica and Marcellus for a total incurred cost of approximately $233.0 million. During the six months ended June 30, 2026, we spud and commenced sales from 2 gross (1.6 net) operated wells in the SCOOP for a total incurred cost of approximately $26.6 million.

Drilling and completion costs discussed above reflect incurred costs while drilling and completion costs presented in the table below reflect cash payments for drilling and completions. Incurred capital expenditures and cash capital expenditures may vary from period to period due to the cash payment cycle. Cash capital expenditures were as follows (in thousands):

	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Oil and Natural Gas Property Cash Expenditures:
Drilling and completion costs	$204,055	$215,498
Leasehold and seismic acquisitions	90,674	22,429
Other	18,058	15,073
Total oil and natural gas property expenditures	$312,787	$253,000
Debt activity, net. In the six months ended June 30, 2026, the Company had $932.0 million and $799.0 million in borrowings and repayments, respectively, on its Credit Facility. In May 2025, the Company redeemed the remaining balance of its 2026 Senior Notes at par for $25.7 million. No additional fees or penalties were incurred as a result of the early redemption. The final payment, including accrued interest, totaled $26.6 million. As of July 28, 2026 the Company had $265.0 million in borrowings outstanding on its Credit Facility.
Repurchases of common stock. During the six months ended June 30, 2026, the Company repurchased 1,258,501 shares for approximately $242.8 million under the Repurchase Program at a weighted average price of $192.91 per share. For the same period in 2025, the Company repurchased 679,550 shares for $125.0 million at a weighted average price of $183.95 per share.
Net cash payments on performance vesting restricted stock units. During the six months ended June 30, 2025, the Company settled certain performance vesting restricted stock units awards that were granted in 2022 in cash for $12.3 million, as discussed in Note 7 of our consolidated financial statements.
Shares exchanged for tax withholdings. During the six months ended June 30, 2026, the Company paid $19.6 million of shares exchanged for tax withholdings compared to $5.2 million in the six months ended June 30, 2025. The increase in shares traded for taxes was primarily due to the vesting of certain performance vesting restricted stock units, as discussed in Note 7 of our consolidated financial statements.
Dividends on preferred stock. During the six months ended June 30, 2025, the Company paid $1.7 million of cash dividends to holders of our preferred stock. The Company redeemed the remaining outstanding balance of our preferred stock on September 5, 2025.
Contractual and Commercial Obligations
We have various contractual obligations in the normal course of our operations and financing activities, as discussed in Note 9 of our consolidated financial statements. There have been no other material changes to our contractual obligations from those disclosed in our 2025 Form 10-K.
Off-balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of June 30, 2026, our material off-balance sheet arrangements and transactions include $48.7 million in letters of credit outstanding against our Credit Facility and $44.4 million in surety bonds issued. Both the letters of credit and surety bonds are being used as financial assurance, primarily for certain firm transportation agreements. Additionally, the Company entered into various contractual commitments to purchase inventory and other material to be used in future activities. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources. See Note 9 of our consolidated financial statements for further discussion of the various financial guarantees we have issued.
Critical Accounting Policies and Estimates
As of June 30, 2026, there have been no significant changes in our critical accounting policies from those disclosed in our 2025 Form 10-K.

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
We use derivative instruments, including swaps and costless collars, to achieve our risk management objectives. All of these are described in more detail below. We typically use swaps for a significant portion of the oil and natural gas price risk we hedge.
We determine the notional volume potentially subject to derivative contracts by reviewing our overall estimated future production levels, which are derived from extensive examination of existing producing reserve estimates and estimates of estimated production from new drilling. Production forecasts are updated at least monthly and adjusted if necessary to actual results and activity levels. We do not enter into derivative contracts for volumes in excess of our share of forecasted production. The actual fixed prices on our derivative instruments are derived from the reference prices from third-party indices such as NYMEX. All of our commodity derivative instruments are net settled based on the difference between the fixed price as stated in the contract and the floating-price, resulting in a net amount due to or from the counterparty.
We review our derivative positions continuously and if future market conditions change and prices are at levels we believe could jeopardize the effectiveness of a position, we intend to mitigate this risk by either negotiating a cash settlement with our counterparty, restructuring the position or entering a new trade that effectively reverses the current position. The factors we consider in closing or restructuring a position before the settlement date are consistent with those we review when deciding to enter the original derivative position.
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
As of June 30, 2026, our natural gas, oil and NGL derivative instruments consisted of the following types of instruments:
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

Our hedge arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or commodity prices increase. As of June 30, 2026, we had a net asset derivative position of $96.5 million as compared to a net asset derivative position of $29.7 million as of December 31, 2025. Utilizing actual derivative contractual volumes, a 10% increase in underlying commodity prices would have decreased our asset by approximately $87.2 million, while a 10% decrease in underlying commodity prices would have increased our asset by approximately $87.5 million. However, any realized derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.
Interest Rate Risk. Our Credit Facility is structured under floating rate terms, as advances under these facilities may be in the form of either base rate loans or term benchmark loans. As such, our interest expense is sensitive to fluctuations in the prime rates in the United States, or, if the term benchmark rates are elected, the term benchmark rates. As of June 30, 2026, we had $280.0 million outstanding borrowings under our Credit Facility, which bore interest at a weighted average rate of 6.30% for the six months ended June 30, 2026. As of June 30, 2026, we did not have any interest rate swaps to hedge interest rate risks.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Control and Procedures. Under the direction of our CEO and our Chief Financial Officer, and with participation of management, we have established disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to management, including our CEO and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
As of June 30, 2026, an evaluation was performed under the supervision and with the participation of management, including our CEO and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our CEO and our Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures are effective.
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
Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock or senior notes are described under "Risk Factors" in Item 1A of our 2025 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
Our common stock repurchase activity for the three months ended June 30, 2026 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Approximate maximum dollar value of shares that may yet be purchased under the plans or programs
April 1 - April 30	103,966	$196.38	101,933	$386,835,000
May 1 - May 31	172,108	$177.32	169,200	$356,835,000
June 1 - June 30	121,089	$165.17	121,089	$336,835,000
Total	397,163	$178.60	392,222
_____________________
(1)    We repurchased and canceled 2,033 and 2,908 shares of our common stock at a weighted average price of $205.04 and $178.22 to satisfy tax withholding requirements incurred upon the vesting of restricted stock unit awards during April and May 2026, respectively.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Trading Arrangements
During the three months ended June 30, 2026, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any "non-Rule 10b5-1 trading arrangement" (as defined in Item 408 of Regulation S-K).

Resignation of Michael Hodges as Executive Vice President and Chief Financial Officer
On July 31, 2026, Michael Hodges, Executive Vice President, Chief Financial Officer of the Company notified the Company of his decision to resign from his roles at the Company to devote more time to his family effective August 5, 2026.
To ensure a smooth transition, Mr. Hodges has agreed to serve in an advisory capacity until September 1, 2026. Subject to the execution and non-revocation of the release substantially in the form attached to the employment agreement between Gulfport and Mr. Hodges effective May 28, 2026, Mr. Hodges will be paid his pro-rated 2026 target bonus through September 1, 2026.
Mr. Hodges’ resignation is not the result of any disagreement with the Company relating to its operations, policies, practices, or financial reporting. The Company’s President and CEO, Nick Dell’Osso, will serve as the interim principal financial officer until a successor is named.

ITEM 6.	EXHIBITS

INDEX OF EXHIBITS
Incorporated by Reference
Exhibit Number	Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Amended Joint Chapter 11 Plan of Reorganization of Gulfport Energy Corporation and its Debtor Subsidiaries, dated April 14, 2021.	8-K	001-19514	2.2	4/29/2021

3.1	Amended and Restated Certificate of Incorporation of Gulfport Energy Corporation.	8-K	000-19514	3.1	5/17/2021

3.2	Amendment to the Amended and Restated Certificate of Incorporation of Gulfport Energy Corporation.	8-K	000-19514	3.1	5/23/2025

3.3	Amended and Restated Bylaws of Gulfport Energy Corporation.	8-K	000-19514	3.2	5/17/2021

10.1+	One-Year Form Restricted Stock Unit Award Agreement, dated as of May 28, 2026.					X

31.1	Certification of Chief Executive Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

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
Date: August 4, 2026

GULFPORT ENERGY CORPORATION

By:	/s/ Michael Hodges
Michael Hodges Chief Financial Officer