Form 10-Q
period 2026-09-30
GULFPORT ENERGY CORP
filed 2026-11-05
CIK 874499

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
 Yes  ☒    No  ☐
As of October 29, 2026, 17,412,032 shares of the registrant’s common stock were outstanding.

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

Natural Gas Liquids (NGL). Hydrocarbons in natural gas that are separated from the gas as liquids through the process of absorption, condensation, adsorption or other methods in gas processing or cycling plants. Natural gas liquids primarily include ethane, propane, butane, isobutane, pentane, hexane and natural gasoline.

Net Acres or Net Wells. Refers to the sum of fractional working interests owned in gross acres or gross wells.

NYMEX. New York Mercantile Exchange.

Parent. Gulfport Energy Corporation.

Repurchase Program. A stock repurchase program to acquire Gulfport's outstanding common stock, as authorized by the Board of Directors and may be suspended from time to time, modified, extended or discontinued by the Board of Directors at any time.

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
Except as otherwise required by applicable law, we disclaim any duty to update any forward-looking statements to reflect events or circumstances after the date of this Form 10-Q.
We may use the Investors section of our website (www.gulfportenergy.com) to communicate with investors. It is possible that the financial and other information posted there could be deemed to be material information. The information on our website is not part of this Form 10-Q.

GULFPORT ENERGY CORPORATION
CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	September 30, 2026	December 31, 2025
Assets
Current assets:
Cash and cash equivalents	$2,571	$1,813
Accounts receivable—oil, natural gas, and natural gas liquids sales	145,364	184,649
Accounts receivable—joint interest and other	12,085	9,282
Prepaid expenses and other current assets	9,242	7,952
Short-term derivative instruments	124,813	45,155
Total current assets	294,075	248,851
Property and equipment:
Oil and natural gas properties, full-cost method
Proved oil and natural gas properties	4,416,238	3,902,539
Unproved properties	338,381	232,959
Other property and equipment	13,990	13,008
Total property and equipment	4,768,609	4,148,506
Less: accumulated depletion, depreciation and amortization	(2,101,766)	(1,868,481)
Total property and equipment, net	2,666,843	2,280,025
Other assets:
Long-term derivative instruments	9,914	15,303
Deferred tax asset	371,427	465,738
Operating lease assets	24,358	561
Other assets	15,133	19,062
Total other assets	420,832	500,664
Total assets	$3,381,750	$3,029,540
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable and accrued liabilities	$335,157	$342,382
Short-term derivative instruments	26,037	21,865
Current portion of operating lease liabilities	11,540	550
Total current liabilities	372,734	364,797
Non-current liabilities:
Long-term derivative instruments	10,789	8,916
Asset retirement obligation	35,232	32,912
Non-current operating lease liabilities	12,884	10
Long-term debt	1,061,806	788,187
Total non-current liabilities	1,120,711	830,025
Total liabilities	$1,493,445	$1,194,822
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common stock - $0.0001 par value, 42.0 million shares authorized, 17.5 million issued and outstanding at September 30, 2026, and 18.8 million issued and outstanding at December 31, 2025	2	2
Additional paid-in capital	—	—
Retained earnings	1,888,303	1,834,716
Total stockholders’ equity	$1,888,305	$1,834,718
Total liabilities and stockholders’ equity	$3,381,750	$3,029,540
See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
REVENUES:
Natural gas sales	$221,651	$236,801
Oil and condensate sales	45,304	37,406
Natural gas liquid sales	56,978	38,734
Net gain on natural gas, oil and NGL derivatives	38,541	66,804
Total revenues	362,474	379,745
OPERATING EXPENSES:
Lease operating expenses	19,954	20,793
Taxes other than income	7,672	7,925
Transportation, gathering, processing and compression	99,269	96,390
Depreciation, depletion and amortization	85,324	83,216
General and administrative expenses	8,869	11,835
Accretion expense	635	597
Total operating expenses	221,723	220,756
INCOME FROM OPERATIONS	140,751	158,989
OTHER EXPENSE:
Interest expense	17,287	13,590
Other, net	703	2,596
Total other expense	17,990	16,186
INCOME BEFORE INCOME TAXES	122,761	142,803
INCOME TAX (BENEFIT) EXPENSE:
Current	(77)	(105)
Deferred	26,438	31,515
Total income tax expense	26,361	31,410
NET INCOME	$96,400	$111,393
Dividends on preferred stock	—	—
Deemed dividend on preferred stock	—	(29,986)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$96,400	$81,407
NET INCOME PER COMMON SHARE:
Basic	$5.47	$4.49
Diluted	$5.45	$4.45
Weighted average common shares outstanding—Basic	17,630	18,114
Weighted average common shares outstanding—Diluted	17,685	18,290

See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
REVENUES:
Natural gas sales	$819,434	$759,543
Oil and condensate sales	100,483	110,208
Natural gas liquid sales	118,914	98,287
Net gain on natural gas, oil and NGL derivatives	84,403	56,357
Total revenues	1,123,234	1,024,395
OPERATING EXPENSES:
Lease operating expenses	64,241	58,704
Taxes other than income	24,230	22,107
Transportation, gathering, processing and compression	274,462	265,768
Depreciation, depletion and amortization	233,807	222,481
General and administrative expenses	29,238	31,762
Accretion expense	1,851	1,802
Total operating expenses	627,829	602,624
INCOME FROM OPERATIONS	495,405	421,771
OTHER EXPENSE:
Interest expense	48,465	40,677
Other, net	2,556	2,795
Total other expense	51,021	43,472
INCOME BEFORE INCOME TAXES	444,384	378,299
INCOME TAX EXPENSE:
Current	749	—
Deferred	94,311	82,904
Total income tax expense	95,060	82,904
NET INCOME	$349,324	$295,395
Dividends on preferred stock	—	(1,666)
Deemed dividend on preferred stock	—	(29,986)
NET INCOME ATTRIBUTABLE TO COMMON STOCKHOLDERS	$349,324	$263,743
NET INCOME PER COMMON SHARE:
Basic	$19.38	$14.73
Diluted	$19.29	$14.57
Weighted average common shares outstanding—Basic	18,023	17,901
Weighted average common shares outstanding—Diluted	18,105	18,102
 See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)
(Unaudited)

	Common Stock		Treasury Stock	Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2025	17,798	$2	$—	$129,059	$1,582,332	$1,711,393
Net loss	—	—	—	—	(464)	(464)
Conversion of preferred stock	324	—	—	4,461	—	4,461
Stock compensation	—	—	—	4,538	—	4,538
Repurchase of common stock under Repurchase Program	(329)	—	(2,192)	(58,409)	—	(60,601)
Issuance of common stock upon vesting of share-based awards	40	—	—	—	—	—
Common stock withheld for income taxes on share-based awards	(17)	—	—	(2,962)	—	(2,962)
Dividends on preferred stock	—	—	—	(4)	(862)	(866)
Balance at March 31, 2025	17,816	$2	$(2,192)	$76,683	$1,581,006	$1,655,499
Net income	—	—	—	—	184,466	184,466
Conversion of preferred stock	113	—	—	1,531	—	1,531
Stock compensation	—	—	—	4,870	—	4,870
Net cash payments on performance vesting restricted stock units	—	—	—	(12,297)	—	(12,297)
Repurchase of common stock under Repurchase Program	(348)	—	1,692	(67,009)	—	(65,317)
Issuance of common stock upon vesting of share-based awards	39	—	—	—	—	—
Common stock withheld for income taxes on share-based awards	(12)	—	—	(2,266)	—	(2,266)
Dividends on preferred stock	—	—	—	(3)	(804)	(807)
Balance at June 30, 2025	17,608	$2	$(500)	$1,509	$1,764,668	$1,765,679
Net income	—	—	—	—	111,393	111,393
Conversion of preferred stock	2,118	—	—	28,907	—	28,907
Redemption of preferred stock	—	—	—	—	(29,986)	(29,986)
Stock compensation	—	—	—	4,391	—	4,391
Repurchase of common stock under Repurchase Program	(250)	—	(1,439)	(31,356)	(12,930)	(45,725)
Issuance of common stock upon vesting of share-based awards	11	—	—	—	—	—
Common stock withheld for income taxes on share-based awards	(2)	—	—	(348)	—	(348)
Dividends on preferred stock	—	—	—	(2)	—	(2)
Balance at September 30, 2025	19,485	$2	$(1,939)	$3,101	$1,833,145	$1,834,309

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY CONTINUED
(In thousands)
(Unaudited)

	Common Stock		Treasury Stock	Paid-in Capital	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2026	18,810	$2	$—	$—	$1,834,716	$1,834,718
Net income	—	—	—	—	165,822	165,822
Stock compensation	—	—	—	2,610	(2,317)	293
Repurchase of common stock under Repurchase Program	(852)	—	(3,024)	(1,502)	(169,978)	(174,504)
Issuance of common stock upon vesting of share-based awards	208	—	—	—	—	—
Common stock withheld for income taxes on share-based awards	(90)	—	—	(1,108)	(17,536)	(18,644)
Balance at March 31, 2026	18,076	$2	$(3,024)	$—	$1,810,707	$1,807,685
Net income	—	—	—	—	87,102	87,102
Stock compensation	—	—	—	4,017	—	4,017
Repurchase of common stock under Repurchase Program	(404)	—	2,592	(3,082)	(70,105)	(70,595)
Issuance of common stock upon vesting of share-based awards	19	—	—	—	—	—
Common stock withheld for income taxes on share-based awards	(5)	—	—	(935)	—	(935)
Balance at June 30, 2026	17,686	$2	$(432)	$—	$1,827,704	$1,827,274
Net income	—	—	—	—	96,400	96,400
Stock compensation	—	—	—	2,827	(1,590)	1,237
Repurchase of common stock under Repurchase Program	(221)	—	432	(2,774)	(34,176)	(36,518)
Issuance of common stock upon vesting of share-based awards	2	—	—	—	—	—
Common stock withheld for income taxes on share-based awards	(1)	—	—	(53)	(35)	(88)
Balance at September 30, 2026	17,466	$2	$—	$—	$1,888,303	$1,888,305
See accompanying notes to consolidated financial statements.

GULFPORT ENERGY CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Cash flows from operating activities:
Net income	$349,324	$295,395
Adjustments to reconcile net income to net cash provided by operating activities:
Depletion, depreciation and amortization	233,807	222,481
Net gain on derivative instruments	(84,403)	(56,357)
Net cash receipts on settled derivative instruments	16,179	43,302
Deferred income tax expense	94,311	82,904
Stock-based compensation expense	3,717	9,245
Other, net	6,443	6,236
Changes in operating assets and liabilities, net	7,049	14,555
Net cash provided by operating activities	626,427	617,761
Cash flows from investing activities:
Additions to oil and natural gas properties	(597,020)	(382,899)
Proceeds from sale of oil and natural gas properties	—	150
Other, net	(1,215)	(1,474)
Net cash used in investing activities	(598,235)	(384,223)
Cash flows from financing activities:
Principal payments on Credit Facility	(1,034,000)	(994,000)
Borrowings on Credit Facility	1,306,000	1,007,000
Early retirement of 2026 Senior Notes	—	(25,702)
Dividends on preferred stock	—	(1,666)
Redemption of preferred stock	—	(31,374)
Repurchase of common stock under Repurchase Program	(261,692)	(153,023)
Repurchase of common stock under Repurchase Program - related party	(17,239)	(15,000)
Net cash payments on performance vesting restricted stock units	—	(12,297)
Shares exchanged for tax withholdings	(19,667)	(5,576)
Other, net	(836)	(6)
Net cash used in financing activities	(27,434)	(231,644)
Net change in cash and cash equivalents	758	1,894
Cash and cash equivalents at beginning of period	1,813	1,473
Cash and cash equivalents at end of period	$2,571	$3,367
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
This Quarterly Report on Form 10-Q (this “Form 10-Q”) relates to the financial position as of September 30, 2026, the results of operations for the three and nine months ended September 30, 2026 and 2025 and the cash flows for the nine months ended September 30, 2026 and 2025. The Company's 2025 Form 10-K should be read in conjunction with this Form 10-Q. The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments which, in the opinion of management, are necessary for a fair statement of our condensed consolidated financial statements and accompanying notes and include the accounts of our wholly-owned subsidiaries. Intercompany accounts and balances have been eliminated. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern.
Recent Accounting Pronouncements
In November 2024, the FASB issued ASU 2024-03, Disaggregation of Income Statement Expenses, which requires disclosures about specific types of expenses included in the expense captions presented on the face of the income statement as well as disclosures about selling expenses. ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company has substantially completed its assessment of ASU 2024-03 and plans to adopt the standard prospectively on January 1, 2027. Because the standard modifies disclosure requirements and does not change the recognition or measurement of amounts reported in the consolidated financial statements, the Company does not expect adoption to have an impact on its financial position, results of operations or cash flows. The Company expects the primary impact of adoption will be the inclusion of additional footnote disclosures related to the disaggregation of certain expense captions.
Reclassification
Certain reclassifications have been made to prior period financial statements and related disclosures to conform to current period presentation. These reclassifications have no impact on previously reported total assets, total liabilities, net income or total operating cash flows.

Accounts Payable and Accrued Liabilities (in thousands):

	September 30, 2026	December 31, 2025
Revenue payable and suspense	$140,130	$157,532
Accounts payable	59,029	53,107
Accrued capital expenditures	50,475	30,873
Accrued transportation, gathering, processing and compression	42,830	38,544
Other accrued liabilities	42,693	62,326
Total accounts payable and accrued liabilities	$335,157	$342,382
Supplemental Cash Flow and Non-Cash Information (in thousands):

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Supplemental disclosure of cash flow information:
Interest payments, net of amounts capitalized	$55,104	$46,385
Income taxes paid	795	2,400
Changes in operating assets and liabilities, net:
Accounts receivable - oil, natural gas, and natural gas liquid sales	$39,285	$33,952
Accounts receivable - joint interest and other	(2,803)	817
Accounts payable and accrued liabilities	(29,125)	(17,612)
Prepaid expenses	(266)	(2,603)
Other assets	(42)	1
Total changes in operating assets and liabilities, net	$7,049	$14,555
Supplemental disclosure of non-cash transactions:
Capitalized stock-based compensation	$1,830	$4,554
Asset retirement obligation capitalized	543	520
Asset retirement obligation removed due to settlements	(74)	(1,030)
2.SEGMENT INFORMATION
The Company's assets and operations consist of one reportable segment with all revenues, operating expenses and assets attributable to this segment reflected in the consolidated financial statements. The Company derives its revenue from the sale of natural gas, oil and condensate and NGL produced from its oil and natural gas properties located in the United States.
The Company's Chief Executive Officer (“CEO”) is the CODM and is responsible for assessing performance and allocating resources on an entity-wide basis. From January 1, 2026 through March 6, 2026, the Company's former President and CEO was the CODM. Following his departure on March 6, 2026, the Board of Directors established the Office of the Chairman, consisting of the Chairman of the Board, Chief Financial Officer (“CFO”), Chief Operating Officer and Chief Legal and Administrative Officer. The Office of the Chairman was the CODM until Domenic J. Dell'Osso, Jr. was named President, CEO and Director on May 28, 2026. Upon his appointment, the Office of the Chairman was discontinued and the Company's CODM transitioned to the CEO.
The CODM evaluates performance and allocates resources based on net income, which is reported on the consolidated statement of operations. The measure of segment assets is reported on the consolidated balance sheets as “total assets”.

The following tables present selected financial information with respect to the Company's one operating segment (in thousands):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Total revenues	$362,474	$379,745
Significant segment expenses
Lease operating expenses	19,954	20,793
Taxes other than income	7,672	7,925
Transportation, gathering, processing and compression	99,269	96,390
Depreciation, depletion and amortization	85,324	83,216
General and administrative	8,869	11,835
Interest expense	17,287	13,590
Other segment expenses(1)	1,338	3,193
Income tax expense	26,361	31,410
Total significant segment expenses	266,074	268,352
Net income	$96,400	$111,393

Capital expenditures(2)	$250,220	$106,072
_____________________
(1)    Other segment expenses include “Accretion expense” and “Other, net” from the consolidated statements of operations.
(2)    Capital expenditures include capitalized general and administrative costs and capitalized interest expense.

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Total revenues	$1,123,234	$1,024,395
Significant segment expenses
Lease operating expenses	64,241	58,704
Taxes other than income	24,230	22,107
Transportation, gathering, processing and compression	274,462	265,768
Depreciation, depletion and amortization	233,807	222,481
General and administrative	29,238	31,762
Interest expense	48,465	40,677
Other segment expenses(1)	4,407	4,597
Income tax expense	95,060	82,904
Total significant segment expenses	773,910	729,000
Net income	$349,324	$295,395

Capital expenditures(2)	$617,653	$415,639
_____________________
(1)    Other segment expenses include “Accretion expense” and “Other, net” from the consolidated statements of operations.
(2)    Capital expenditures include capitalized general and administrative costs and capitalized interest expense.

3.PROPERTY AND EQUIPMENT
The major categories of property and equipment and related accumulated DD&A are as follows (in thousands):

	September 30, 2026	December 31, 2025
Proved oil and natural gas properties	$4,416,238	$3,902,539
Unproved properties	338,381	232,959
Other depreciable property and equipment	13,604	12,622
Land	386	386
Total property and equipment	4,768,609	4,148,506
Accumulated DD&A	(2,101,766)	(1,868,481)
Property and equipment, net	$2,666,843	$2,280,025
Oil and Natural Gas Properties
Under the full cost method of accounting, the Company is required to perform a ceiling test each quarter. The test determines a limit, or ceiling, on the book value of the Company's oil and natural gas properties. At September 30, 2026 and 2025, the net book value of the Company's oil and gas properties was below the calculated ceiling. As a result, the Company did not record an impairment of its oil and natural gas properties for the three or nine months ended September 30, 2026 or 2025.
General and administrative costs capitalized to the full cost pool represent management’s estimate of costs incurred directly related to exploration and development activities such as geological and other administrative costs associated with overseeing the exploration and development activities. All general and administrative costs not directly associated with exploration and development activities are charged to expense as they are incurred. Capitalized general and administrative costs were approximately $6.1 million and $18.2 million for the three and nine months ended September 30, 2026, respectively, and $6.2 million and $18.9 million for the three and nine months ended September 30, 2025, respectively.
The Company evaluates the costs excluded from its amortization calculation at least annually. Individually insignificant unevaluated properties are grouped for evaluation and periodically transferred to evaluated properties over a timeframe consistent with their expected development schedule. Individually significant unevaluated properties are evaluated separately and transferred each quarter based upon their expected development schedule.
The following table summarizes the Company’s non-producing properties excluded from amortization by area (in thousands):

	September 30, 2026	December 31, 2025
Utica & Marcellus	$317,674	$210,185
SCOOP	20,707	22,774
Total unproved properties	$338,381	$232,959
Asset Retirement Obligation
The following table provides a reconciliation of the Company’s asset retirement obligation (in thousands):

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Asset retirement obligation, beginning of period	$32,912	$32,949
Liabilities incurred	543	520
Liabilities settled and divested	(74)	(1,673)
Accretion expense	1,851	1,802
Total asset retirement obligation, end of period	$35,232	$33,598

4.LONG-TERM DEBT
Long-term debt consisted of the following items as of September 30, 2026 and December 31, 2025 (in thousands):

	September 30, 2026	December 31, 2025
6.75% senior unsecured notes due 2029	$650,000	$650,000
Credit Facility due 2028	419,000	147,000
Net unamortized debt issuance costs	(7,194)	(8,813)
Total debt, net	1,061,806	788,187
Less: current maturities of long-term debt	—	—
Total long-term debt, net	$1,061,806	$788,187
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
Credit Facility
The Company maintains a senior secured reserve-based revolving credit facility under its Third Amended and Restated Credit Agreement, as amended most recently by the Borrowing Base Reaffirmation Agreement and Fifth Amendment to Credit Agreement dated October 30, 2025. Following the May 1, 2026 semi-annual borrowing base redetermination, the facility provides for a borrowing base of $1.1 billion and aggregate elected commitments of $1.1 billion. The facility matures on September 12, 2028, is secured by substantially all of the Company’s assets and is guaranteed by the Company's material domestic subsidiaries. Borrowings under the facility bear interest, at the Company’s election, at a rate equal to either the SOFR benchmark plus an applicable margin ranging from 2.25% to 3.25% per annum or a base rate plus an applicable margin ranging from 1.25% to 2.25% per annum, in each case based on borrowing base utilization. The Company also pays a commitment fee ranging from 0.375% to 0.50% per annum on the average daily unused portion of the elected commitments. The credit agreement contains customary affirmative and negative covenants, including financial covenants requiring the Company to maintain a net funded leverage ratio of not more than 3.50 to 1.00 and a current ratio of at least 1.00 to 1.00, measured as of the last day of each fiscal quarter. The borrowing base is redetermined semi-annually.
As of September 30, 2026, the Company had $419.0 million outstanding borrowings under the Credit Facility, $37.9 million in letters of credit outstanding and was in compliance with all covenants under the credit agreement.
For the three and nine months ended September 30, 2026, the Credit Facility bore interest at a weighted average rate of 6.32% and 6.31%, respectively. For the three and nine months ended September 30, 2025, the Credit Facility bore interest at a weighted average rate of 6.45% and 6.62%, respectively.

Capitalization of Interest
The Company capitalized $1.5 million and $4.7 million in interest expense for the three and nine months ended September 30, 2026, respectively, and $1.5 million and $4.4 million for the three and nine months ended September 30, 2025, respectively.
Fair Value of Debt
At September 30, 2026, the carrying value and fair value of the 2029 Senior Notes were approximately $642.8 million and $643.9 million, respectively. At December 31, 2025, the carrying value and fair value of the 2029 Senior Notes were approximately $641.2 million and $672.3 million, respectively. The fair value of the 2029 Senior Notes is based on quoted market prices (Level 1).
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
Dividends and Conversions
Following the 2025 conversions and redemption, no preferred stock remained outstanding. As a result, the Company reported no mezzanine equity as of September 30, 2026, and no activity related to preferred stock occurred during the three and nine months ended September 30, 2026. The Company did not pay cash dividends to holders of its preferred stock during the three months ended September 30, 2025. The Company paid $1.7 million of cash dividends to holders of its preferred stock during the nine months ended September 30, 2025.
The following table summarizes activity of the Company’s preferred stock:

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Preferred stock, beginning of period	—	37,348
Conversion of preferred stock	—	(34,899)
Redemption of preferred stock	—	(2,449)
Preferred stock, end of period	—	—

6.EQUITY
Share Repurchase Program
In November 2021, the Company's Board of Directors approved the Repurchase Program to acquire up to $100 million of common stock, which has subsequently been increased to $1.5 billion, including the cash redemption of preferred stock noted previously, and extended through December 31, 2026. In November 2026, the Company's Board of Directors approved an increase to the Repurchase Program from $1.5 billion to $2.0 billion and removed the program's previous expiration date. As a result, the Repurchase Program no longer has a fixed expiration date. Purchases under the Repurchase Program may be made from time to time in open market or privately negotiated transactions, and will be subject to available liquidity, market conditions, credit agreement restrictions, applicable legal requirements, contractual obligations and other factors. The Repurchase Program does not require the Company to acquire any specific number of shares of common stock. The Company intends to purchase shares under the Repurchase Program with available funds while maintaining sufficient liquidity to fund its capital development program. The Repurchase Program may be suspended from time to time, modified, extended or discontinued by the Board of Directors at any time.
The following tables summarize activity under the Repurchase Program (dollar value of shares purchased shown in thousands):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025(1)
Total number of shares purchased	218,650	438,266
Dollar value of shares purchased	$36,157	$76,263
Average price paid per share	$165.36	$174.01
_____________________
(1)    Amounts include cash redemption of 2,449 shares of preferred stock (equivalent to 179,666 shares of common stock on an as-converted basis), totaling $31.3 million at $174.22 per share. See Note 5 for further discussion of the Company's redemption of its preferred stock.

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025(1)
Total number of shares purchased	1,477,151	1,117,816
Dollar value of shares purchased	$278,933	$201,263
Average price paid per share	$188.83	$180.05
_____________________
(1)    Amounts include cash redemption of 2,449 shares of preferred stock (equivalent to 179,666 shares of common stock on an as-converted basis), totaling $31.3 million at $174.22 per share. See Note 5 for further discussion of the Company's redemption of its preferred stock.
As of September 30, 2026, the Company has repurchased 8.8 million shares for approximately $1.2 billion at a weighted average price of $135.84 per share since the inception of the Repurchase Program.
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

The Company has granted both restricted stock units and performance vesting restricted stock units to employees and directors pursuant to the Incentive Plan, as discussed below. During the three and nine months ended September 30, 2026, the Company's stock-based compensation expense was $1.2 million and $5.5 million, respectively, of which the Company capitalized $0.4 million and $1.8 million, respectively, relating to its exploration and development efforts. During the three and nine months ended September 30, 2025, the Company's stock-based compensation expense was $4.4 million and $13.8 million, respectively, of which the Company capitalized $1.4 million and $4.6 million, respectively, relating to its exploration and development efforts. Stock compensation expense, net of the amounts capitalized, is included in general and administrative expenses in the accompanying consolidated statements of operations. As of September 30, 2026, the Company has awarded an aggregate of approximately 612,658 restricted stock units and approximately 667,736 performance vesting restricted stock units under the Incentive Plan.
The following tables summarize activity for the nine months ended September 30, 2026 and 2025:

	Number of Unvested Restricted Stock Units	Weighted Average Grant Date Fair Value	Number of Unvested Performance Vesting Restricted Stock Units	Weighted Average Grant Date Fair Value
Unvested shares as of January 1, 2026	143,666	$145.22	183,181	$113.44
Granted(1)	64,627	207.92	109,133	126.49
Vested	(59,644)	137.05	(148,381)	58.39
Forfeited/canceled(2)	(26,398)	180.52	(65,889)	178.95
Unvested shares as of March 31, 2026	122,251	$174.73	78,044	$181.04
Granted	30,224	187.12	18,631	142.47
Vested	(19,137)	119.27	—	—
Forfeited/canceled	(611)	191.91	—	—
Unvested shares as of June 30, 2026	132,727	$185.47	96,675	$173.61
Granted	1,130	169.67	—	—
Vested	(1,820)	125.20	—	—
Forfeited/canceled(3)	(11,106)	185.82	(24,604)	183.25
Unvested shares as of September 30, 2026	120,931	$186.20	72,071	$170.32
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
(3)    The forfeited/canceled amounts include the forfeiture of unvested equity awards in connection with the departure of the Company’s former CFO, totaling 10,291 restricted stock units and 24,604 performance vesting restricted stock units.

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
The aggregate fair value of share-based awards that vested during the three and nine months ended September 30, 2026, was approximately $0.3 million and $47.0 million, respectively, based on the stock price at the time of vesting. During the three and nine months ended September 30, 2025, the aggregate fair value of share-based awards that vested was approximately $2.1 million and $28.9 million, respectively, based on the stock price at the time of vesting.
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
Restricted Stock Units
Restricted stock units awarded under the Incentive Plan generally vest over a period of 3 years in the case of employees and 1 or 3 years in the case of directors upon the recipient meeting applicable service requirements. Stock-based compensation expense is recorded ratably over the service period. The grant date fair value of restricted stock units represents the closing market price of the Company's common stock on the date of the grant. Unrecognized compensation expense as of September 30, 2026, was $17.1 million. The expense is expected to be recognized over a weighted average period of 2.08 years.
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

The table below summarizes the assumptions used in the Monte Carlo simulation to determine the grant date fair value of awards granted during the nine months ended September 30, 2026 and 2025:

Grant date	March 1, 2025	March 1, 2026	May 28, 2026
Forecast period (years)	3	3	3
Risk-free interest rates	3.99%	3.39%	4.04%
Implied equity volatility	44.60%	43.20%	43.60%
Unrecognized compensation expense as of September 30, 2026, related to performance vesting restricted stock units was $6.4 million. The expense is expected to be recognized over a weighted average period of 2.02 years.
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
There were 0.1 million and 0.1 million shares of restricted stock that were considered dilutive for the three and nine months ended September 30, 2026, respectively. There were 0.2 million and 0.2 million shares of restricted stock that were considered dilutive for the three and nine months ended September 30, 2025, respectively. The Company redeemed all outstanding preferred stock on September 5, 2025.
Reconciliations of the components of basic and diluted net income (loss) per common share are presented in the tables below (in thousands):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Net income	$96,400	$111,393
Dividends on preferred stock	—	—
Deemed dividend on preferred stock(1)	—	(29,986)
Net income attributable to common stockholders	$96,400	$81,407
Re-allocation of participating securities	—	—
Diluted net income attributable to common stockholders	$96,400	$81,407
Basic Shares	17,630	18,114
Dilutive Shares	17,685	18,290
Basic EPS	$5.47	$4.49
Dilutive EPS	$5.45	$4.45
_____________________
(1)    Reflects the difference between the carrying value of the preferred stock and the cash settlement, including $1.1 million in direct transaction-related costs.

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Net income	$349,324	$295,395
Dividends on preferred stock	—	(1,666)
Deemed dividend on preferred stock(1)	—	(29,986)
Net income attributable to common stockholders	$349,324	$263,743
Re-allocation of participating securities	—	—
Diluted net income attributable to common stockholders	$349,324	$263,743
Basic Shares	18,023	17,901
Dilutive Shares	18,105	18,102
Basic EPS	$19.38	$14.73
Dilutive EPS	$19.29	$14.57
_____________________
(1)    Reflects the difference between the carrying value of the preferred stock and the cash settlement, including $1.1 million in direct transaction-related costs.
The following table presents the weighted average shares of share-based awards that were outstanding but were excluded from the computation of diluted net income per share because their effect would have been anti-dilutive (in thousands):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Restricted stock units	74	—
Performance stock units	22	—
Total anti-dilutive shares excluded	96	—

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Restricted stock units	52	—
Performance stock units	16	—
Total anti-dilutive shares excluded	68	—
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

A summary of these commitments at September 30, 2026, is set forth in the table below (in thousands):

Remaining 2026	$33,878
2027	133,932
2028	136,060
2029	137,282
2030	116,304
Thereafter	375,110
Total	$932,566
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
A summary of these volume commitments at September 30, 2026, is set forth in the table below (MMBtu per day):

Remaining 2026	60,000
2027	24,000
2028	65,000
2029	65,000
2030	65,000
Thereafter	455,000
Total	734,000
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

In January 2025, Grace E. Moore Great Grandchildren Trust of 2006, Joseph Gorsha, Damon Faldowski, Damon Faldowski II, and Mark Faldowski, individually and on behalf of all others similarly situated, filed a class action against Gulfport and another natural gas producer in the United States District Court, Southern District of Ohio, Eastern Division (the "District Court"). The lawsuit alleges, among other things, that defendants underpaid royalties to the plaintiffs in connection with the production and sale of natural gas and NGL involving a variety of lease forms. The lawsuit seeks compensatory damages, injunctive relief regarding royalty payment practices, restitution, disgorgement of profits, prejudgment interest, post-judgment interest, attorney’s fees and costs. In April 2025, the United States Court of Appeals for the Sixth Circuit ruled that another operator in Ohio could not deduct certain processing and fractionation charges under one lease form that included a version of a market enhancement clause. In August 2026, the District Court granted Gulfport’s partial motion to dismiss as to unjust enrichment, breach of contract before January 13, 2021, and injunctive relief. Given the preliminary nature of the remaining claims in this action, the Company is currently unable to estimate what liability may result from this matter.
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
Other Matters
Based on management’s current assessment, no pending or threatened lawsuit or dispute relating to the Company's business operations is expected to have a material adverse effect on its consolidated financial position, results of operations or cash flows. The final resolution of such matters could exceed amounts accrued, however, and actual results could differ materially from management’s estimates.
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

The Company does not currently have any commodity derivative transactions that have margin requirements or collateral provisions that would require payments prior to the scheduled settlement dates. The Company's commodity derivative contract counterparties are typically financial institutions and energy trading firms with investment-grade credit ratings. Gulfport routinely monitors and manages its exposure to counterparty risk by requiring specific minimum credit standards for all counterparties, actively monitoring counterparties' public credit ratings and avoiding the concentration of credit exposure by transacting with multiple counterparties. The Company has master netting agreements with some counterparties that allow the offsetting of receivables and payables in a default situation. As of September 30, 2026, our commodity derivative contracts were spread among 12 counterparties.
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
The Company has entered into natural gas, crude oil and NGL fixed price swap contracts based on the NYMEX Henry Hub, NYMEX WTI and Mont Belvieu C3 indices. Below is a summary of the Company’s open fixed price swap positions as of September 30, 2026.

	Index	Daily Volume	Weighted Average Price
Natural Gas		(MMBtu/d)	($/MMBtu)
Remaining 2026	NYMEX Henry Hub	480,000	$3.77
2027	NYMEX Henry Hub	489,877	$3.59
2028	NYMEX Henry Hub	90,000	$3.74

Oil		(Bbl/d)	($/Bbl)
Remaining 2026	NYMEX WTI	2,000	$72.19
2027	NYMEX WTI	3,000	$70.43
2028	NYMEX WTI	1,250	$70.86

NGL		(Bbl/d)	($/Bbl)
Remaining 2026	Mont Belvieu C3	3,250	$30.98
2027	Mont Belvieu C3	2,500	$30.12
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

The Company has entered into natural gas and crude oil costless collars based on the NYMEX Henry Hub and NYMEX WTI indices. Below is a summary of the Company's costless collar positions as of September 30, 2026.

	Index	Daily Volume	Weighted Average Floor Price	Weighted Average Ceiling Price
Natural Gas		(MMBtu/d)	($/MMBtu)	($/MMBtu)
Remaining 2026	NYMEX Henry Hub	150,000	$3.61	$4.35
2027	NYMEX Henry Hub	87,397	$3.75	$4.18

Oil		(Bbl/d)	($/Bbl)	($/Bbl)
Remaining 2026	NYMEX WTI	2,250	$64.44	$77.62
2027	NYMEX WTI	300	$55.00	$68.00
In addition, the Company has entered into natural gas basis swap positions. These instruments are arrangements that guarantee a fixed price differential to NYMEX Henry Hub from a specified delivery point. The Company receives the fixed price differential and pays the floating market price differential to the counterparty for the hedged commodity. As of September 30, 2026, the Company had the following natural gas basis swap positions open:

	Gulfport Pays	Gulfport Receives	Daily Volume	Weighted Average Fixed Spread
Natural Gas			(MMBtu/d)	($/MMBtu)
Remaining 2026	TETCO M2	NYMEX Plus Fixed Spread	170,000	$(0.95)
Remaining 2026	Rex Zone 3	NYMEX Plus Fixed Spread	80,000	$(0.18)
Remaining 2026	NGPL TXOK	NYMEX Plus Fixed Spread	30,000	$(0.30)
Remaining 2026	Transco Station 85	NYMEX Plus Fixed Spread	10,000	$0.56
Remaining 2026	TGP 500	NYMEX Plus Fixed Spread	20,000	$0.56
2027	TETCO M2	NYMEX Plus Fixed Spread	130,000	$(0.82)
2027	Rex Zone 3	NYMEX Plus Fixed Spread	100,000	$(0.20)
2027	NGPL TXOK	NYMEX Plus Fixed Spread	40,000	$(0.33)
2028	TETCO M2	NYMEX Plus Fixed Spread	40,000	$(0.71)
2028	Rex Zone 3	NYMEX Plus Fixed Spread	60,000	$(0.20)
Balance Sheet Presentation
The Company reports the fair value of derivative instruments on the consolidated balance sheets as derivative instruments under current assets, non-current assets, current liabilities and non-current liabilities on a gross basis. The Company determines the current and non-current classification based on the timing of expected future cash flows of individual trades. The following table presents the fair value of the Company’s derivative instruments on a gross basis (in thousands):

	September 30, 2026	December 31, 2025
Short-term derivative asset	$124,813	$45,155
Long-term derivative asset	9,914	15,303
Short-term derivative liability	(26,037)	(21,865)
Long-term derivative liability	(10,789)	(8,916)
Total commodity derivative position	$97,901	$29,677

Gains and Losses
The following tables present the gain and loss recognized in net gain (loss) on natural gas, oil and NGL derivatives in the accompanying consolidated statements of operations (in thousands):

	Net gain (loss) on derivative instruments
	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Natural gas derivatives - fair value gains	$26,624	$33,868
Natural gas derivatives - settlement gains	41,501	31,150
Total gains on natural gas derivatives	68,125	65,018

Oil derivatives - fair value losses	(19,799)	(2,674)
Oil derivatives - settlement (losses) gains	(4,442)	2,302
Total losses on oil and condensate derivatives	(24,241)	(372)

NGL derivatives - fair value (losses) gains	(5,380)	1,858
NGL derivatives - settlement gains	37	300
Total (losses) gains on NGL derivatives	(5,343)	2,158

Total gains on natural gas, oil and NGL derivatives	$38,541	$66,804

	Net gain (loss) on derivative instruments
	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Natural gas derivatives - fair value gains	$92,853	$9,113
Natural gas derivatives - settlement gains	27,168	39,420
Total gains on natural gas derivatives	120,021	48,533

Oil derivatives - fair value losses	(16,025)	(365)
Oil derivatives - settlement (losses) gains	(11,223)	5,217
Total (losses) gains on oil and condensate derivatives	(27,248)	4,852

NGL derivatives - fair value (losses) gains	(8,604)	4,307
NGL derivatives - settlement gains (losses)	234	(1,335)
Total (losses) gains on NGL derivatives	(8,370)	2,972

Total gains on natural gas, oil and NGL derivatives	$84,403	$56,357

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

	As of September 30, 2026
	Gross Assets (Liabilities) Presented in the Consolidated Balance Sheets	Gross Amounts Subject to Master Netting Agreements	Net Amount
Derivative assets	$134,727	$(36,754)	$97,973
Derivative liabilities	$(36,826)	$36,754	$(72)

	As of December 31, 2025
	Gross Assets (Liabilities) Presented in the Consolidated Balance Sheets	Gross Amounts Subject to Master Netting Agreements	Net Amount
Derivative assets	$60,458	$(30,671)	$29,787
Derivative liabilities	$(30,781)	$30,671	$(110)
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

Financial assets and liabilities
The following tables summarize the Company’s financial and non-financial assets and liabilities by valuation level (in thousands):

	September 30, 2026
	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$—	$134,727	$—
Contingent consideration arrangement	—	—	540
Total assets	$—	$134,727	$540
Liabilities:
Derivative instruments	$—	$36,826	$—

	December 31, 2025
	Level 1	Level 2	Level 3
Assets:
Derivative instruments	$—	$60,458	$—
Contingent consideration arrangement	—	—	1,290
Total assets	$—	$60,458	$1,290
Liabilities:
Derivative instruments	$—	$30,781	$—
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
In connection with the SCOOP water infrastructure sale completed in the first quarter of 2020, the Company retained a contingent consideration arrangement. As of September 30, 2026, the fair value of the contingent consideration was $0.5 million classified within “other assets”. Fair value is measured using an income approach applying a discounted cash flow model and Level 3 inputs. The Company has elected the fair value option, and changes in fair value are recognized in earnings within "Other, net".
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
Contract Balances
Receivables from contracts with customers are recorded when the right to consideration becomes unconditional, generally when control of the product has been transferred to the customer. Receivables from contracts with customers were $145.4 million, $184.6 million and $155.9 million as of September 30, 2026, December 31, 2025 and December 31, 2024, respectively, and are reported in “accounts receivable - oil, natural gas, and natural gas liquids sales” in the accompanying consolidated balance sheets. The Company has no assets or liabilities related to its revenue contracts, including no upfront or rights to deficiency payments as of September 30, 2026, December 31, 2025 and December 31, 2024.
Prior-Period Performance Obligations
The Company records revenue in the month production is delivered to the purchaser. However, settlement statements for certain sales may be received for 30 to 90 days after the date production is delivered, and as a result, the Company is required to estimate the amount of production that was delivered to the purchaser and the price that will be received for the sale of the product. The differences between the estimates and the actual amounts for product sales are recorded in the month that payment is received from the purchaser. For each of the periods presented, revenue recognized in the reporting periods related to performance obligations satisfied in prior reporting periods was not material.

13.LEASES
Nature of Leases
The Company has operating leases on certain equipment with remaining lease durations in excess of one year. The Company recognizes a right-of-use asset and lease liability on the balance sheet for all leases with lease terms of greater than one year. Short-term leases that have an initial term of one year or less are not capitalized.
The Company enters into contracts for drilling rigs with varying terms with third parties to ensure operational continuity, cost control and rig availability in its operations.
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
Future amounts due under operating lease liabilities as of September 30, 2026 were as follows (in thousands):

Remaining 2026	$3,056
2027	12,817
2028	7,066
2029	1,101
2030	1,136
Thereafter	1,071
Total lease payments	$26,247
Less: imputed interest	(1,823)
Total	$24,424
Lease Commencements
During the three months ended September 30, 2026, the Company amended a drilling rig lease contract to extend the term by approximately two years and recognized an operating lease right-of-use asset and corresponding operating lease liability of $22.2 million. In addition, the Company commenced a new five year office lease, resulting in the recognition of an operating lease right-of-use asset and corresponding operating lease liability of $4.7 million.

Lease costs incurred consisted of the following (in thousands):

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Operating lease cost	$3,012	$209
Variable lease cost	—	—
Short-term lease cost	8,122	6,736
Total lease cost(1)	$11,134	$6,945

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Operating lease cost	$3,430	$1,844
Variable lease cost	—	—
Short-term lease cost	28,999	23,118
Total lease cost(1)	$32,429	$24,962
_____________________
(1)    The majority of the Company's total lease cost was capitalized to the full cost pool, and the remainder was included in either lease operating expenses or general and administrative expenses in the accompanying consolidated statements of operations.
The weighted average remaining lease term as of September 30, 2026 and 2025 was 2.4 years and 0.95 years, respectively. The weighted average discount rate used to determine the operating lease liability as of September 30, 2026 and 2025 was 6.06% and 6.10%, respectively.
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
The Company's effective income tax rate was 21.5% and 21.4% for the three and nine months ended September 30, 2026, respectively, and 22.0% and 21.9% for the three and nine months ended September 30, 2025, respectively.
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
16.SUBSEQUENT EVENTS
Natural Gas, Oil and NGL Derivative Instruments
Subsequent to September 30, 2026, as of October 29, 2026, the Company entered into the following derivative contracts:

Period	Type of Derivative Instrument	Index	Daily Volume	Weighted Average Price
Natural Gas			(MMBtu/d)	($/MMBtu)
2027	Basis Swaps	TETCO M2	30,000	$(0.69)

Oil			(Bbl/d)	($/Bbl)
2027	Swaps	NYMEX WTI	756	$76.43
2028	Swaps	NYMEX WTI	750	$75.00

NGL			(Bbl/d)	($/Bbl)
2027	Swaps	Mont Belvieu C3	1,000	$36.58
2027	Swaps	Mont Belvieu NC4	500	$51.14
Credit Facility Redetermination
On October 30, 2026, the Company completed its semi-annual borrowing base redetermination under its Credit Facility, which reaffirmed both the borrowing base and elected commitments at $1.1 billion.

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
The following information updates the discussion of Gulfport’s financial condition provided in its 2025 Form 10-K and analyzes the changes in the results of operations between the periods of July 1, 2026 through September 30, 2026, January 1, 2026 through September 30, 2026, July 1, 2025 through September 30, 2025 and January 1, 2025 through September 30, 2025. For definitions of commonly used natural gas and oil terms found in this Form 10-Q, please refer to the “Definitions” provided in this report.
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
Recent Developments
Resignation of Michael Hodges as Executive Vice President and Chief Financial Officer
On July 31, 2026, Michael Hodges, Executive Vice President and CFO of the Company notified the Company of his decision to resign from his roles at the Company to devote more time to his family effective August 5, 2026. Our President and CEO, Domenic J. Dell’Osso, Jr., will serve as the interim principal financial officer until a successor is named.
Credit Facility
On October 30, 2026, Gulfport completed its semi-annual borrowing base redetermination under its Credit Facility, which reaffirmed both the borrowing base and elected commitments at $1.1 billion.
Ohio State Land Lease Acquisitions
In June 2026, Gulfport announced an agreement to acquire approximately 4,700 net undeveloped acres in Belmont County, Ohio for approximately $83.0 million through the Ohio Oil and Gas Land Management Commission State Land Lease Sale. The acreage is located in the core, liquids-rich Utica wet gas window, is adjacent to Gulfport's existing operations, and added approximately 16 net future drilling locations. The transaction closed in September 2026.
Geopolitical and Market Conditions
Ongoing geopolitical instability, including the conflict involving Iran and heightened tensions in the Middle East, has contributed to increased volatility in global energy markets. While the Company does not have operations or assets in the affected regions, these events may impact commodity prices, global supply and demand dynamics, and overall market conditions. We continue to monitor the effects of these developments on the cost of inputs to our operations, including diesel fuel used in our drilling and completion activities, which has increased during 2026.

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
During the third quarter of 2026, we had the following notable achievements:
•Reported total net production of 1,057.2 MMcfe per day.
•Turned to sales 7 gross (6.9 net) operated wells.
•Generated $183.6 million of operating cash flows.
•Repurchased 218,650 shares for $36.2 million.
•Exited the quarter with total liquidity of $645.6 million.
2026 Production and Drilling Activity
Production Volumes

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Natural gas (Mcf/day)
Utica & Marcellus	791,503	833,710
SCOOP	124,817	154,035
Total	916,320	987,746
Oil and condensate (Bbl/day)
Utica & Marcellus	5,031	5,485
SCOOP	1,156	1,408
Total	6,188	6,892
NGL (Bbl/day)
Utica & Marcellus	11,302	8,364
SCOOP	5,993	6,733
Total	17,295	15,097
Combined (Mcfe/day)
Utica & Marcellus	889,502	916,801
SCOOP	167,715	202,877
Total	1,057,217	1,119,678
Totals may not sum or recalculate due to rounding.
Our total net production averaged approximately 1,057.2 MMcfe per day during the three months ended September 30, 2026, as compared to 1,119.7 MMcfe per day during the three months ended September 30, 2025. Production per day decreased primarily due to natural declines and the timing of our 2025 and 2026 development programs.

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Natural gas (Mcf/day)
Utica & Marcellus	776,645	752,902
SCOOP	123,543	153,287
Total	900,188	906,189
Oil and condensate (Bbl/day)
Utica & Marcellus	3,557	5,166
SCOOP	1,161	1,512
Total	4,718	6,678
NGL (Bbl/day)
Utica & Marcellus	7,174	5,489
SCOOP	5,711	6,654
Total	12,885	12,143
Combined (Mcfe/day)
Utica & Marcellus	841,029	816,835
SCOOP	164,777	202,282
Total	1,005,806	1,019,116
Totals may not sum or recalculate due to rounding.
Our total net production averaged approximately 1,005.8 MMcfe per day during the nine months ended September 30, 2026, as compared to 1,019.1 MMcfe per day during the nine months ended September 30, 2025. Production per day decreased primarily due to the timing of our 2025 and 2026 development programs.
Utica/Marcellus. We spud 5 gross (4.8 net) wells targeting the Utica and Marcellus formations during the three months ended September 30, 2026. In addition, we commenced sales on 7 gross (6.9 net) operated Utica wells.
SCOOP. We did not spud or commence sales on any operated wells in the SCOOP during the three months ended September 30, 2026.

RESULTS OF OPERATIONS
Comparison of the Three Month Periods Ended September 30, 2026 and 2025
Natural Gas, Oil and Condensate and NGL Production and Pricing (sales totals in thousands)
The following table summarizes our natural gas, oil and condensate and NGL production and related pricing for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. Some totals below may not sum or recalculate due to rounding.

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Natural gas sales
Natural gas production volumes (MMcf)	84,301	90,873
Natural gas production volumes (MMcf) per day	916	988
Total sales	$221,651	$236,801
Average price without the impact of derivatives ($/Mcf)	$2.63	$2.61
Impact from settled derivatives ($/Mcf)	$0.49	$0.34
Average price, including settled derivatives ($/Mcf)	$3.12	$2.95

Oil and condensate sales
Oil and condensate production volumes (MBbl)	569	634
Oil and condensate production volumes (MBbl) per day	6	7
Total sales	$45,304	$37,406
Average price without the impact of derivatives ($/Bbl)	$79.59	$58.99
Impact from settled derivatives ($/Bbl)	$(7.81)	$3.63
Average price, including settled derivatives ($/Bbl)	$71.78	$62.62

NGL sales
NGL production volumes (MBbl)	1,591	1,389
NGL production volumes (MBbl) per day	17	15
Total sales	$56,978	$38,734
Average price without the impact of derivatives ($/Bbl)	$35.81	$27.89
Impact from settled derivatives ($/Bbl)	$0.02	$0.21
Average price, including settled derivatives ($/Bbl)	$35.83	$28.10

Natural gas, oil and condensate and NGL sales
Natural gas equivalents (MMcfe)	97,264	103,010
Natural gas equivalents (MMcfe) per day	1,057	1,120
Total sales	$323,933	$312,941
Average price without the impact of derivatives ($/Mcfe)	$3.33	$3.04
Impact from settled derivatives ($/Mcfe)	$0.38	$0.33
Average price, including settled derivatives ($/Mcfe)	$3.71	$3.37

Production Costs:
Average lease operating expenses ($/Mcfe)	$0.21	$0.20
Average taxes other than income ($/Mcfe)	$0.08	$0.08
Average transportation, gathering, processing and compression ($/Mcfe)	$1.02	$0.94
Total lease operating expenses, taxes other than income and midstream costs ($/Mcfe)	$1.30	$1.21

Natural Gas, Oil and Condensate and NGL Sales (in thousands)

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	% Change
Natural gas	$221,651	$236,801	(6)%
Oil and condensate	45,304	37,406	21%
NGL	56,978	38,734	47%
Natural gas, oil and condensate and NGL sales	$323,933	$312,941	4%
The decrease in natural gas sales without the impact of derivatives, when comparing the three months ended September 30, 2026 to the three months ended September 30, 2025, was due to a 7% decrease in sales volumes, partially offset by a 1% increase in realized prices. The 7% decrease in natural gas production was primarily due to the timing of our 2025 and 2026 development programs.
The increase in oil and condensate sales without the impact of derivatives, when comparing the three months ended September 30, 2026 to the three months ended September 30, 2025, was due to a 35% increase in realized prices, partially offset by a 10% decrease in sales volumes. The realized price change was primarily driven by the increase in the average WTI crude index from $64.93 per barrel during the three months ended September 30, 2025, to $85.68 per barrel during the three months ended September 30, 2026. The 10% decrease in oil and condensate production was primarily due to natural declines and timing of our 2025 and 2026 development programs.
The increase in NGL sales without the impact of derivatives, when comparing the three months ended September 30, 2026 to the three months ended September 30, 2025, was due to a 28% increase in realized prices and a 15% increase in sales volumes. The 15% increase in NGL production was primarily due to timing of our 2025 and 2026 development programs.
Natural Gas, Oil and NGL Derivatives (in thousands)

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Natural gas derivatives - fair value gains	$26,624	$33,868
Natural gas derivatives - settlement gains	41,501	31,150
Total gains on natural gas derivatives	68,125	65,018

Oil derivatives - fair value losses	(19,799)	(2,674)
Oil derivatives - settlement (losses) gains	(4,442)	2,302
Total losses on oil and condensate derivatives	(24,241)	(372)

NGL derivatives - fair value (losses) gains	(5,380)	1,858
NGL derivatives - settlement gains	37	300
Total (losses) gains on NGL derivatives	(5,343)	2,158

Total gains on natural gas, oil and NGL derivatives	$38,541	$66,804
We recognize fair value changes on our natural gas, oil and NGL derivative instruments in each reporting period. The changes in fair value resulted from new positions and settlements that occurred during each period, as well as the relationship between contract prices and the associated forward curves. The change in the total gain (loss) for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, was primarily the result of changes in futures pricing for natural gas, oil and NGLs during each period. See Note 10 of our consolidated financial statements for hedged volumes and pricing.

Lease Operating Expenses (in thousands, except per unit)

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	% Change
Lease operating expenses
Utica & Marcellus	$15,560	$15,558	—%
SCOOP	4,394	5,235	(16)%
Total lease operating expenses	$19,954	$20,793	(4)%

Lease operating expenses per Mcfe
Utica & Marcellus	$0.19	$0.18	6%
SCOOP	0.28	0.28	—%
Total lease operating expenses per Mcfe	$0.21	$0.20	2%
The decrease in our total LOE for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, was primarily the result of a decrease in workovers, repairs and maintenance and labor expenses in our SCOOP operations.
Taxes Other Than Income (in thousands, except per unit)

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	% Change
Production taxes	$5,091	$5,300	(4)%
Property taxes	1,861	1,921	(3)%
Other	720	704	2%
Total taxes other than income	$7,672	$7,925	(3)%
Total taxes other than income per Mcfe	$0.08	$0.08	3%
The decrease in total taxes other than income for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, was primarily related to a decrease in natural gas sales as discussed above.
Transportation, Gathering, Processing and Compression (in thousands, except per unit)

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	% Change
Transportation, gathering, processing and compression	$99,269	$96,390	3%
Transportation, gathering, processing and compression per Mcfe	$1.02	$0.94	9%
Transportation, gathering, processing and compression for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, increased primarily due to processing fees associated with the 15% increase in NGL production volumes.

Depreciation, Depletion and Amortization (in thousands, except per unit)

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	% Change
Depreciation, depletion and amortization of oil and gas properties	$84,758	$82,680	3%
Depreciation, depletion and amortization of other property and equipment	566	536	6%
Total depreciation, depletion and amortization	$85,324	$83,216	3%
Depreciation, depletion and amortization per Mcfe	$0.88	$0.81	9%
Depreciation, depletion and amortization of our oil and gas properties for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, increased primarily due to a higher depletion rate resulting from increases in the amortization base associated with our drilling and development activities partially offset by lower production volumes.
General and Administrative Expenses (in thousands, except per unit)

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	% Change
General and administrative expenses, gross	$19,327	$22,113	(13)%
Reimbursed from third parties	(4,371)	(4,040)	8%
Capitalized general and administrative expenses	(6,087)	(6,238)	(2)%
General and administrative expenses, net	$8,869	$11,835	(25)%
General and administrative expenses, net per Mcfe	$0.09	$0.11	(21)%
General and administrative expenses for the three months ended September 30, 2026 compared to the three months ended September 30, 2025, decreased primarily due to lower legal expenses and forfeitures of unvested equity awards in connection with the departure of the Company’s former CFO, as discussed in Note 7 of our consolidated financial statements, partially offset by higher employee compensation costs.
Interest Expense (in thousands, except per unit)

	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025	% Change
Interest on 2029 Senior Notes	$10,969	$10,969	—%
Interest expense on Credit Facility	6,242	2,557	144%
Amortization of loan costs	1,437	1,316	9%
Capitalized interest	(1,547)	(1,536)	1%
Other	186	284	(35)%
Total interest expense	$17,287	$13,590	27%
Interest expense per Mcfe	$0.18	$0.13	35%
Total interest expense for the three months ended September 30, 2026 increased 27% compared to the three months ended September 30, 2025, which was primarily due to increased borrowings on our Credit Facility. Average borrowings were $329.0 million for the three months ended September 30, 2026 compared to $78.6 million for the three months ended September 30, 2025 primarily due to timing of our drilling and completion activities, share repurchases and closing of the $83.0 million Ohio state land lease acquisitions. See Note 4 of our consolidated financial statements for further details regarding our long-term debt.
Income Taxes
We recorded income tax expense of $26.4 million and $31.4 million for the three months ended September 30, 2026 and September 30, 2025, respectively. See Note 14 of our consolidated financial statements for further discussion of our income tax expense.

Comparison of the Nine Month Periods Ended September 30, 2026 and 2025
Natural Gas, Oil and Condensate and NGL Production and Pricing (sales totals in thousands)
The following table summarizes our natural gas, oil and condensate, and NGL production and related pricing for the nine months ended September 30, 2026 as compared to the nine months ended September 30, 2025. Some totals below may not sum or recalculate due to rounding.

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Natural gas sales
Natural gas production volumes (MMcf)	245,751	247,390
Natural gas production volumes (MMcf) per day	900	906
Total sales	$819,434	$759,543
Average price without the impact of derivatives ($/Mcf)	$3.33	$3.07
Impact from settled derivatives ($/Mcf)	$0.11	$0.16
Average price, including settled derivatives ($/Mcf)	$3.44	$3.23

Oil and condensate sales
Oil and condensate production volumes (MBbl)	1,288	1,823
Oil and condensate production volumes (MBbl) per day	5	7
Total sales	$100,483	$110,208
Average price without the impact of derivatives ($/Bbl)	$78.01	$60.45
Impact from settled derivatives ($/Bbl)	$(8.72)	$2.86
Average price, including settled derivatives ($/Bbl)	$69.29	$63.31

NGL sales
NGL production volumes (MBbl)	3,518	3,315
NGL production volumes (MBbl) per day	13	12
Total sales	$118,914	$98,287
Average price without the impact of derivatives ($/Bbl)	$33.81	$29.65
Impact from settled derivatives ($/Bbl)	$0.06	$(0.40)
Average price, including settled derivatives ($/Bbl)	$33.87	$29.25

Natural gas, oil and condensate and NGL sales
Natural gas equivalents (MMcfe)	274,585	278,219
Natural gas equivalents (MMcfe) per day	1,006	1,019
Total sales	$1,038,831	$968,038
Average price without the impact of derivatives ($/Mcfe)	$3.78	$3.48
Impact from settled derivatives ($/Mcfe)	$0.06	$0.16
Average price, including settled derivatives ($/Mcfe)	$3.84	$3.64

Production Costs:
Average lease operating expenses ($/Mcfe)	$0.23	$0.21
Average taxes other than income ($/Mcfe)	$0.09	$0.08
Average transportation, gathering, processing and compression ($/Mcfe)	$1.00	$0.96
Total lease operating expenses, taxes other than income and midstream costs ($/Mcfe)	$1.32	$1.25

Natural Gas, Oil and Condensate and NGL Sales (in thousands)

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	% Change
Natural gas	$819,434	$759,543	8%
Oil and condensate	100,483	110,208	(9)%
NGL	118,914	98,287	21%
Natural gas, oil and condensate and NGL sales	$1,038,831	$968,038	7%
The increase in natural gas sales without the impact of derivatives, when comparing the nine months ended September 30, 2026 to the nine months ended September 30, 2025, was due to a 9% increase in realized prices, partially offset by a 1% decrease in sales volumes. The realized price change was primarily driven by the increase in the average Henry Hub gas index from $3.39 per Mcf in the nine months ended September 30, 2025, to $3.60 per Mcf in the nine months ended September 30, 2026. The 1% decrease in natural gas production was primarily due to the timing of our 2025 and 2026 development programs.
The decrease in oil and condensate sales without the impact of derivatives, when comparing the nine months ended September 30, 2026 to the nine months ended September 30, 2025, was due to a 29% decrease in sales volumes, partially offset by a 29% increase in realized prices. The 29% decrease in oil and condensate production was primarily due to natural declines and timing of our 2025 and 2026 development programs. The realized price change was driven by the increase in the average WTI crude index from $66.70 per barrel in the nine months ended September 30, 2025, to $83.62 per barrel in the nine months ended September 30, 2026.
The increase in NGL sales without the impact of derivatives, when comparing the nine months ended September 30, 2026 to the nine months ended September 30, 2025, was due to a 14% increase in realized prices and a 6% increase in sales volumes. The 6% increase in NGL production was primarily due to commencement of sales on new wells targeting the Utica and Marcellus liquids windows.
Natural Gas, Oil and NGL Derivatives (in thousands)

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Natural gas derivatives - fair value gains	$92,853	$9,113
Natural gas derivatives - settlement gains	27,168	39,420
Total gains on natural gas derivatives	120,021	48,533

Oil derivatives - fair value losses	(16,025)	(365)
Oil derivatives - settlement (losses) gains	(11,223)	5,217
Total (losses) gains on oil and condensate derivatives	(27,248)	4,852

NGL derivatives - fair value (losses) gains	(8,604)	4,307
NGL derivatives - settlement gains (losses)	234	(1,335)
Total (losses) gains on NGL derivatives	(8,370)	2,972

Total gains on natural gas, oil and NGL derivatives	$84,403	$56,357
We recognize fair value changes on our natural gas, oil and NGL derivative instruments in each reporting period. The changes in fair value resulted from new positions and settlements that occurred during each period, as well as the relationship between contract prices and the associated forward curves. The change in the total gain (loss) for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, was primarily the result of changes in futures pricing for natural gas, oil and NGLs during each period. See Note 10 of our consolidated financial statements for hedged volumes and pricing.

Lease Operating Expenses (in thousands, except per unit)

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	% Change
Lease operating expenses
Utica & Marcellus	$50,457	$41,572	21%
SCOOP	13,784	17,132	(20)%
Total lease operating expenses	$64,241	$58,704	9%

Lease operating expenses per Mcfe
Utica & Marcellus	$0.22	$0.19	16%
SCOOP	0.31	0.31	—%
Total lease operating expenses per Mcfe	$0.23	$0.21	11%
The increase in our total and per unit LOE for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, was primarily the result of an increase in compression, water disposal and labor expenses in Utica and Marcellus partially offset by a decrease in expenses in SCOOP.
Taxes Other Than Income (in thousands, except per unit)

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	% Change
Production taxes	$15,811	$16,054	(2)%
Property taxes	6,001	3,902	54%
Other	2,418	2,151	12%
Total taxes other than income	$24,230	$22,107	10%
Total taxes other than income per Mcfe	$0.09	$0.08	11%
The increase in total taxes other than income for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, was primarily related to changes in estimates of our property taxes.
Transportation, Gathering, Processing and Compression (in thousands, except per unit)

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	% Change
Transportation, gathering, processing and compression	$274,462	$265,768	3%
Transportation, gathering, processing and compression per Mcfe	$1.00	$0.96	5%
Transportation, gathering, processing and compression for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 increased primarily due to processing fees associated with the 6% increase in NGL production volumes.
Depreciation, Depletion and Amortization (in thousands, except per unit)

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	% Change
Depreciation, depletion and amortization of oil and gas properties	$232,097	$220,893	5%
Depreciation, depletion and amortization of other property and equipment	1,710	1,588	8%
Total depreciation, depletion and amortization	$233,807	$222,481	5%
Depreciation, depletion and amortization per Mcfe	$0.85	$0.80	6%
The total and per unit depreciation, depletion and amortization of our oil and gas properties for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025 increased primarily due to a higher depletion rate resulting from increases in the amortization base associated with our drilling and development activities partially offset by lower production volumes.

General and Administrative Expenses (in thousands, except per unit)

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	% Change
General and administrative expenses, gross	$60,325	$62,953	(4)%
Reimbursed from third parties	(12,935)	(12,287)	5%
Capitalized general and administrative expenses	(18,152)	(18,904)	(4)%
General and administrative expenses, net	$29,238	$31,762	(8)%
General and administrative expenses, net per Mcfe	$0.11	$0.11	(7)%
The decrease in general and administrative expenses for the nine months ended September 30, 2026 compared to the nine months ended September 30, 2025, was primarily driven by the forfeiture of unvested equity awards in connection with the departures of the Company’s former CEO and former CFO, as discussed in Note 7 of our consolidated financial statements, and lower legal expenses. The decrease is partially offset by increased employee compensation costs and expenses associated with the CEO transition discussed in Note 2 of our consolidated financial statements.
Interest Expense (in thousands, except per unit)

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025	% Change
Interest on 2026 Senior Notes	$—	$777	(100)%
Interest on 2029 Senior Notes	32,906	32,906	—%
Interest expense on Credit Facility	15,513	6,564	136%
Amortization of loan costs	4,193	3,929	7%
Capitalized interest	(4,704)	(4,412)	7%
Other	557	913	(39)%
Total interest expense	$48,465	$40,677	19%
Interest expense per Mcfe	$0.18	$0.15	21%
Total interest expense for the nine months ended September 30, 2026 increased 19% compared to the nine months ended September 30, 2025, which was primarily due to higher average outstanding borrowings on our Credit Facility. See Note 4 of our consolidated financial statements for further details regarding our long-term debt.
Income Taxes
We recorded income tax expense of $95.1 million and $82.9 million for the nine months ended September 30, 2026 and September 30, 2025, respectively. See Note 14 of our consolidated financial statements for further discussion of our income tax expense.

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
For the three and nine months ended September 30, 2026, our primary sources of capital resources and liquidity have consisted of internally generated cash flows from operations and access to our Credit Facility, and our primary uses of cash have been for development of our oil and natural gas properties, share repurchases and interest payments.
We believe our annual cash flow generation, borrowing capacity under the Credit Facility and cash on hand will provide sufficient liquidity to fund our operations, working capital, capital expenditures, interest expense and share repurchases during the next 12 months and the foreseeable future.
To the extent actual operating results, realized commodity prices or uses of cash differ from our assumptions, our liquidity could be adversely affected. See Note 4 of our consolidated financial statements for further discussion of our debt obligations, including the principal and carrying amounts of our senior notes.
As of September 30, 2026, we had $2.6 million of cash and cash equivalents, $419.0 million of outstanding borrowings under our Credit Facility, $37.9 million of letters of credit outstanding and $650.0 million of outstanding 2029 Senior Notes. Our total principal amount of funded debt as of September 30, 2026 was $1.1 billion.
As of October 29, 2026, we had $2.4 million of cash and cash equivalents, $365.0 million in borrowings under our Credit Facility, $37.9 million of letters of credit outstanding and $650.0 million of outstanding 2029 Senior Notes.
Debt. As of September 30, 2026, we were in compliance with all financial covenants and had approximately $643.1 million of availability under the Credit Facility. The Credit Facility is subject to semi‑annual borrowing base redeterminations primarily based on projected future cash flows. See Note 4 of our consolidated financial statements for additional discussion of our outstanding debt.
Supplemental Guarantor Financial Information. The 2029 Senior Notes are guaranteed on a senior unsecured basis by Gulfport and certain of Gulfport’s wholly owned subsidiaries (collectively, the “2029 Senior Notes Guarantors”) and certain future subsidiaries of Gulfport that become borrowers or guarantors under any credit agreement with an aggregate principal amount outstanding or commitment amount in excess of $15 million. The 2029 Senior Notes Guarantors are 100% owned by the Parent, and the guarantees are full, unconditional, joint and several. There are no significant restrictions on the ability of the Parent or the 2029 Senior Notes Guarantors to obtain funds from each other in the form of a dividend or loan. The guarantees rank (i) senior in right of payment to any future subordinated indebtedness of Gulfport Operating or the 2029 Senior Notes Guarantors, (ii) pari passu in right of payment with all existing and future unsecured senior indebtedness of Gulfport Operating or the 2029 Senior Notes Guarantors, (iii) effectively junior to any secured indebtedness of Gulfport Operating or the 2029 Senior Notes Guarantors, including indebtedness under the credit agreement, to the extent of the value of the collateral securing such indebtedness, and (iv) structurally subordinated in right of payment to all indebtedness and other liabilities of Gulfport Operating’s subsidiaries that are not 2029 Senior Notes Guarantors.
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
Capital Expenditures. Our capital expenditures have historically been related to the execution of our drilling and completion activities in addition to certain lease acquisition activities. Additionally, we pursue accretive acreage opportunities that expand our resource footprint and provide optionality to our near-term development plans. Our capital investment strategy is focused on prudently developing our existing properties to generate sustainable cash flow considering current and forecasted commodity prices. For the nine months ended September 30, 2026, the Company's incurred capital expenditures included $363.0 million related to operated drilling and completion activities, $19.0 million related to maintenance land and seismic investments, $83.0 million related to the Ohio state land lease acquisitions and $126.6 million related to discretionary acreage acquisitions. Discretionary acreage acquisition expenditures included $39.5 million associated with the completion of the prior year's program and $87.1 million associated with the 2026 discretionary acreage acquisition program that is targeting $140.0 million of acreage acquisitions through the end of the year.
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
Sources and Uses of Cash
The following table presents the major changes in cash and cash equivalents (in thousands):

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Net cash provided by operating activities	$626,427	$617,761
Additions to oil and natural gas properties	(597,020)	(382,899)
Debt activity, net	272,000	(12,702)
Repurchases of common stock	(278,931)	(168,023)
Shares exchanged for tax withholdings	(19,667)	(5,576)
Redemption of preferred stock	—	(31,374)
Dividends on preferred stock	—	(1,666)
Net cash payments on performance vesting restricted stock units	—	(12,297)
Other	(2,051)	(1,330)
Net change in cash and cash equivalents	$758	$1,894
Cash and cash equivalents at end of period	$2,571	$3,367
Net cash provided by operating activities. Net cash provided by operating activities was $626.4 million for the nine months ended September 30, 2026, as compared to $617.8 million for the nine months ended September 30, 2025. The increase was primarily the result of increases in natural gas and NGL revenues.
Additions to oil and natural gas properties. During the nine months ended September 30, 2026, we spud 21 gross (20.4 net) operated wells and commenced sales from 20 gross (19.7 net) operated wells targeting the Utica and Marcellus for a total incurred cost of approximately $330.5 million. During the nine months ended September 30, 2026, we spud and commenced sales from 2 gross (1.6 net) operated wells in the SCOOP for a total incurred cost of approximately $32.6 million.

Drilling and completion costs discussed above reflect incurred costs while drilling and completion costs presented in the table below reflect cash payments for drilling and completions. Incurred capital expenditures and cash capital expenditures may vary from period to period due to the cash payment cycle. Cash capital expenditures were as follows (in thousands):

	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Oil and Natural Gas Property Cash Expenditures:
Drilling and completion costs	$343,549	$323,737
Leasehold and seismic acquisitions	227,964	38,246
Other	25,507	20,916
Total oil and natural gas property expenditures	$597,020	$382,899
Debt activity, net. In the nine months ended September 30, 2026, the Company had $1.3 billion and $1.0 billion in borrowings and repayments, respectively, on its Credit Facility. In May 2025, the Company redeemed the remaining balance of its 2026 Senior Notes at par for $25.7 million. No additional fees or penalties were incurred as a result of the early redemption. The final payment, including accrued interest, totaled $26.6 million. As of October 29, 2026, the Company had $365.0 million in borrowings outstanding on its Credit Facility.
Repurchases of common stock. During the nine months ended September 30, 2026, the Company repurchased 1.5 million shares for approximately $278.9 million under the Repurchase Program at a weighted average price of $188.83 per share. For the same period in 2025, the Company repurchased 1.1 million shares for approximately $201.3 million at a weighted average price of $180.05 per share.
Shares exchanged for tax withholdings. During the nine months ended September 30, 2026, we paid $19.7 million to satisfy employee tax withholding obligations on shares withheld upon the vesting of share-based awards, compared to $5.6 million in the nine months ended September 30, 2025. The increase was primarily due to the cash settlement of certain performance vesting restricted stock units in 2025, as discussed in Note 7 of our consolidated financial statements, for which no shares were withheld for taxes.
Redemption of preferred stock. During the nine months ended September 30, 2025, 28,907 shares of preferred stock were converted into approximately 2.1 million shares of common stock. The Company redeemed the remaining 2,449 shares of preferred stock for cash totaling $31.3 million. Additionally, direct transaction-related costs of $1.1 million were incurred as part of the redemption. See Note 5 of our consolidated financial statements for further discussion of the redemption of preferred stock.
Dividends on preferred stock. During the nine months ended September 30, 2025, the Company paid $1.7 million of cash dividends to holders of our preferred stock. The Company redeemed the remaining outstanding balance of our preferred stock on September 5, 2025.
Net cash payments on performance vesting restricted stock units. During the nine months ended September 30, 2025, the Company settled certain performance vesting restricted stock unit awards that were granted in 2022 in cash for $12.3 million, as discussed in Note 7 of our consolidated financial statements.
Contractual and Commercial Obligations
We have various contractual obligations in the normal course of our operations and financing activities, as discussed in Note 9 of our consolidated financial statements. There have been no other material changes to our contractual obligations from those disclosed in our 2025 Form 10-K.

Off-balance Sheet Arrangements
We may enter into off-balance sheet arrangements and transactions that can give rise to material off-balance sheet obligations. As of September 30, 2026, our material off-balance sheet arrangements and transactions include $37.9 million in letters of credit outstanding against our Credit Facility and $44.4 million in surety bonds issued. Both the letters of credit and surety bonds are being used as financial assurance, primarily for certain firm transportation agreements. Additionally, the Company entered into various contractual commitments to purchase inventory and other material to be used in future activities. There are no other transactions, arrangements or other relationships with unconsolidated entities or other persons that are reasonably likely to materially affect our liquidity or availability of our capital resources. See Note 9 of our consolidated financial statements for further discussion of our financial commitments.
Critical Accounting Policies and Estimates
As of September 30, 2026, there have been no significant changes in our critical accounting policies from those disclosed in our 2025 Form 10-K.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Natural Gas, Oil and Natural Gas Liquids Derivative Instruments. Our results of operations and cash flows are impacted by changes in market prices for natural gas, oil and NGL. To mitigate a portion of our exposure to adverse price changes, we have entered into various derivative instruments. Our natural gas, oil and NGL derivative activities, when combined with our sales of natural gas, oil and NGL, allow us to predict with greater certainty the revenue we will receive. We believe our derivative instruments continue to support our risk management objectives.
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
We determine the notional volume potentially subject to derivative contracts by reviewing our overall estimated future production levels, which are derived from extensive examination of existing producing reserve estimates and estimated production from new drilling. Production forecasts are updated at least monthly and adjusted if necessary to actual results and activity levels. We do not enter into derivative contracts for volumes in excess of our share of forecasted production. The actual fixed prices on our derivative instruments are derived from the reference prices from third-party indices such as NYMEX. All of our commodity derivative instruments are net settled based on the difference between the fixed price as stated in the contract and the floating-price, resulting in a net amount due to or from the counterparty.
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
As of September 30, 2026, our natural gas, oil and NGL derivative instruments consisted of the following types of instruments:
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

Our hedge arrangements may expose us to risk of financial loss in certain circumstances, including instances where production is less than expected or commodity prices increase. As of September 30, 2026, we had a net asset derivative position of $97.9 million as compared to a net asset derivative position of $29.7 million as of December 31, 2025. Utilizing actual derivative contractual volumes, a 10% increase in underlying commodity prices would have decreased the fair value of our net derivative position by approximately $112.5 million, while a 10% decrease in underlying commodity prices would have increased the fair value of our net derivative position by approximately $84.1 million. However, any realized derivative gain or loss would be substantially offset by a decrease or increase, respectively, in the actual sales value of production covered by the derivative instrument.
Interest Rate Risk. Our Credit Facility is structured under floating rate terms, as advances under these facilities may be in the form of either base rate loans or term benchmark loans. As such, our interest expense is sensitive to fluctuations in the prime rates in the United States, or, if the term benchmark rates are elected, the term benchmark rates. As of September 30, 2026, we had $419.0 million outstanding borrowings under our Credit Facility, which bore interest at a weighted average rate of 6.31% for the nine months ended September 30, 2026. As of September 30, 2026, we did not have any interest rate swaps to hedge interest rate risks.

ITEM 4.	CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures. Under the direction of our CEO, who also serves as our interim principal financial officer, and with participation of management, we have established disclosure controls and procedures that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. The disclosure controls and procedures are also intended to ensure that such information is accumulated and communicated to management, including our CEO, in his capacities as our principal executive officer and interim principal financial officer, as appropriate to allow timely decisions regarding required disclosures.
As of September 30, 2026, an evaluation was performed under the supervision and with the participation of management, including our CEO, in his capacities as our principal executive officer and interim principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) under the Exchange Act. Based upon our evaluation, our CEO, in his capacities as our principal executive officer and interim principal financial officer, has concluded that, as of September 30, 2026, our disclosure controls and procedures are effective at the reasonable assurance level.
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
Changes in Internal Control over Financial Reporting. There have not been any changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

ITEM 1.	LEGAL PROCEEDINGS
The information with respect to this Item 1. “Legal Proceedings” is set forth in Note 9 of our consolidated financial statements.

ITEM 1A.	RISK FACTORS
Our business has many risks. Factors that could materially adversely affect our business, financial condition, operating results or liquidity and the trading price of our common stock or senior notes are described under “Risk Factors” in Item 1A of our 2025 Form 10-K. There have been no material changes to the risk factors disclosed in our 2025 Form 10-K.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Unregistered Sales of Equity Securities
None.
Issuer Repurchases of Equity Securities
Our common stock repurchase activity for the three months ended September 30, 2026 was as follows:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total number of shares purchased as part of publicly announced plans or programs	Approximate maximum dollar value of shares that may yet be purchased under the plans or programs(2)
July 1 - July 31	45	$160.16	—	$336,835,000
August 1 - August 31	94,454	$171.54	94,166	$320,679,000
September 1 - September 30	124,711	$160.65	124,484	$300,679,000
Total	219,210	$165.34	218,650
_____________________
(1)    We repurchased and canceled 45, 288 and 227 shares of our common stock at a weighted average price of $160.16, $159.45 and $155.00 to satisfy tax withholding requirements incurred upon the vesting of restricted stock unit awards during July, August and September 2026, respectively.
(2)    Amounts represent approximate maximum dollar value of shares that may yet be purchased under the approved plan as of September 30, 2026. In November 2026 the Board increased the authorized Repurchase Program from $1.5 billion to $2.0 billion. See Note 6 for further discussion of the Company's Repurchase Program.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4.	MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5.	OTHER INFORMATION
Trading Arrangements
During the three months ended September 30, 2026, none of our officers (as defined in Rule 16a-1(f) of the Exchange Act) or directors adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or any “non-Rule 10b5-1 trading arrangement” (as defined in Item 408 of Regulation S-K).

ITEM 6.	EXHIBITS

INDEX OF EXHIBITS
		Incorporated by Reference
Exhibit Number	Description	Form	SEC File Number	Exhibit	Filing Date	Filed or Furnished Herewith
2.1	Amended Joint Chapter 11 Plan of Reorganization of Gulfport Energy Corporation and its Debtor Subsidiaries, dated April 14, 2021.	8-K	001-19514	2.2	4/29/2021

3.1	Amended and Restated Certificate of Incorporation of Gulfport Energy Corporation.	8-K	000-19514	3.1	5/17/2021

3.2	Amendment to the Amended and Restated Certificate of Incorporation of Gulfport Energy Corporation.	8-K	000-19514	3.1	5/23/2025

3.3	Amended and Restated Bylaws of Gulfport Energy Corporation.	8-K	000-19514	3.2	5/17/2021

10.1+	One-Year Form Restricted Stock Unit Award Agreement, dated as of May 28, 2026.	10-Q	001-19514	10.1	8/4/2026

31.1	Certification of Chief Executive Officer and Interim Principal Financial Officer of the Registrant pursuant to Rule 13a-14(a) promulgated under the Securities Exchange Act of 1934, as amended.					X

32.1
Certification of Chief Executive Officer and Interim Principal Financial Officer of the Registrant pursuant to Rule 13a-14(b) promulgated under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 63 of Title 18 of the United States Code.
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
Date: November 5, 2026

GULFPORT ENERGY CORPORATION

By:	/s/ Domenic J. Dell'Osso, Jr.
Domenic J. Dell'Osso, Jr. Chief Executive Officer and Interim Principal Financial Officer